Form 10KSB
period 1997-03-31
NEI WEBWORLD INC
filed 1997-06-30
CIK 1035028

                                  FORM 10-KSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended March 31, 1997;

Commission file number:   1-12967

                              NEI WEBWORLD, INC.
            (Exact name of registrant as specified in its charter)

               TEXAS                                         75-2524630
             (State of                                    (IRS employment
           incorporation)                                identification no.)

          4647 BRONZE WAY
         DALLAS, TEXAS 75236                                    75236
(Address of principal executive offices)                      (Zip Code)


              Registrant's telephone number, including area code:
                                (214) 330-7273

          Securities registered pursuant to Section 12(b) of the Act:
                         Common Stock, $.01 par value
                   Redeemable Common Stock Purchase Warrants

          Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $.01 par value
                   Redeemable Common Stock Purchase Warrants

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenue for the fiscal year ended March 31, 1997 was $17,150,360.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 23, 1997 was approximately $4,067,000.

     The number of shares of the registrant's common stock, $.01 par value, outstanding as of June 23, 1997 was 3,719,778 shares.

     Documents Incorporated by reference:  None

     Transmittal Small Business Disclosure Format:  Yes      NO  X
                                                        ---     ---

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     NEI WebWorld,Inc. (the "Company" or "WebWorld") owns and operates a commercial printing facility and offers pre-press, printing and post-press services to mid-and large-sized customers in the Southwestern United States. Through its high production web presses, the Company offers a broad range of services, including printing magazines, catalogs, tabloids, inserts and mail wraps on a range of paper stocks. Through pre-press and post-press production services, the Company provides customers with services such as converting supplied data and information into printing plates and stapling, binding, sorting and folding printed materials for mass mailing. The Company primarily uses high production web presses to print materials which are often mass produced and distributed; for example, the Company prints the weekly edition of The Dallas Morning News TV Magazine.

     The Company was incorporated in 1993 and acquired in 1994 the business of Newspaper Enterprises, Inc., which primarily printed The Dallas Morning News TV Magazine. Also in 1994, the Company acquired certain assets of Computer Language Research, Inc., including three half-web presses and certain post-production equipment. In September 1996, the Company purchased two full web presses from The Webworks, Inc. ("Webworks"), a subsidiary of Morris Newspaper Corporation, which has enabled the Company to increase operating efficiencies by assigning presses to generally run specific types of paper stocks.

INDUSTRY BACKGROUND

     The commercial printing industry is one of the largest and most fragmented manufacturing industries in the United States, with total 1995 sales estimated at $124 billion by Printing Industries of America, Inc. ("PIA"), a national trade organization. PIA has estimated that there were approximately 25,174 commercial printing companies in the nation in 1995. Of these, approximately 13% (or 3,262) had over 20 employees. The printing services market includes general commercial printing, financial printing, printing and publishing of books, printing and publishing of newspapers and periodicals, quick printing, and production of business forms and greeting cards. Within the printing services market, the Company serves a portion of the general commercial printing sector, which had total U.S. sales of approximately $40 billion in 1995, based on PIA sources.

BUSINESS STRATEGY

     The Company plans to grow its business through the following expansion strategy:

     . IMPLEMENT INTEGRATED COMMERCIAL WEB PRESS FACILITY. With the acquisition of the presses from Webworks and the planned relocation of these presses to the Company's facilities, the Company will have nine presses, five of which are high production web presses, in a centralized location. This critical mass of printing capability will enable the Company to print a variety of commercial, high volume materials and to dedicate presses to a particular type of paper stock, reducing clean up time and achieving a higher press utilization rate. In addition to expanded production capabilities, a concentration of high production presses in one location as compared to presses scattered among several locations will allow the Company to minimize delivery and transportation costs and to achieve other operational efficiencies. The Company intends to increase its pre-press and post-press production services to appeal to a diversified customer base. The Company believes that developing a series of high capacity, integrated web press facilities capable of servicing the needs of most mid-to-large size users of commercial printed materials will provide a sustainable, competitive advantage.

     . STRATEGIC ACQUISITIONS. The commercial printing industry is highly fragmented and continues to undergo consolidation at all levels to meet changing customer demands. The Company plans to target acquisitions of web printers which will diversify its customer base, business mix and geographical coverage.

     . SINGLE-SOURCE SERVICE PROVIDER. WebWorld intends to expand its pre-press and post-press capabilities to provide one-stop service for many of its customers. The Company intends to purchase additional equipment to expand the Company's pre-press and post-press production services such as high speed binding and stitching, ink jetting, in-line finishing and mailing. These value-added services often produce higher margins than printing alone and are in demand by high-volume users.

     . DEVELOP DIRECT MARKETING. In order to develop long-term relationships with a broad and diverse customer base, WebWorld is expanding its in-house marketing staff. The objective of this program is to produce a base of recurring printing jobs on a regularly scheduled basis and then seek higher margin value-added opportunities to utilize additional capacity. By expanding the in-house marketing efforts, the Company plans to decrease its historical pattern of using print brokers to fill excess capacity.

PRINCIPAL SERVICES

     The Company believes that by operating printing presses that vary in size and capabilities, it can offer a broad range of printing and printing related services. The Company's categories of printed materials are as follows:

     . MAGAZINES. The Company prints a variety of magazine products utilizing various printing technologies. The Company is able to print materials that combine different paper types and are bound and trimmed in a single operation. Other magazines are produced on various presses and bound in off line operations. Portions of magazines are also printed for inclusion with other materials in a final product. Magazines are normally repetitive and run on pre-defined schedules. The Company's customers in this area include a daily newspaper and a large public university.

     . CATALOGS. The Company prints a variety of catalogs, the basic production of which is essentially the same as a magazine. This category tends to be seasonal in nature and is much more sensitive to economic conditions. The Company's customers in this category include local community colleges and several large universities.

     . TABLOIDS. The Company print a variety of tabloids which resemble newspapers in various sizes. Tabloids range in size and complexity based on subject matter. tabloids are often found inside of newspapers, in magazine racks and are sold through subscription in highly targeted markets. The Company's customers in this category include local daily newspapers, a state lottery commission and local municipalities.

     . INSERTS AND MAIL WRAPS. The Company prints inserts and mail wraps to support the direct mail marketplace. The focus of this line is in smaller to medium sized markets where a variety of products are required. the Company's customers in this category include local daily newspapers and marketing companies.

CUSTOMERS

     Due to the project-oriented nature of customers' requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects. The Company's single largest customer is The Dallas Morning News, which accounted for approximately 56% and 55% of the Company's sales in fiscal 1995 and 1996, respectively. Due to increased sales volume to other customers, and a decrease in the printing of certain mail wrap products, The Dallas Morning News accounted for approximately 35% of the Company's sales in fiscal 1997.

     Although the Company believes that its relations with its customers are good, the termination of The Dallas Morning News TV Magazine contract or loss of any other significant customer could have a material adverse effect on the results of operation, financial condition and cash flows of the Company.

MARKETING AND SALES

     The Company's business is service-oriented, and its primary marketing focus is on responding rapidly to customer requirements. Responsiveness is essential because of the typically short lead time on most printing jobs handled by the Company. The Company's printing operations are designed to maintain maximum flexibility to meet customer needs both on a scheduled and an emergency basis. The Company targets those printing runs that will best utilize its equipment, expertise and market orientation, and will maximize its profitability. Another important aspect of the Company's marketing strategy is attention to quality and price.

     The Company initially focused its marketing efforts on its relationship with The Dallas Morning News and filled excess capacity by selectively bidding printing jobs through independent print brokers. The Company is now developing an in-house professional marketing team and has recruited a sales staff of six full time employees whose experience in the printing industry range from four to 30 years. The marketing team is led by a Vice President of Sales and Marketing who has over 14 years of sales experience with commercial printers. Because the printing business requires a great deal of interaction with customers, including personal sales calls, art work reviews, reviews of color and other proofs and "press checks" (customer approval of the printed piece while it is on the printing press), the Company's increasing emphasis on in-house marketing efforts rather than print brokers would allow the Company to develop more independent client relationships and have greater interaction with the end user of the printed products. Through its salespeople and other management professionals, the Company will be able to develop stricter control of the printing process from the time a prospective customer is introduced, through credit checks, pricing, scheduling, pre-press, printing and post-press operations.

PURCHASING AND RAW MATERIALS

     The Company purchases various materials, including paper, ink, film, offset plates, chemicals and solvents, glue and wire from a number of suppliers. The Company's most significant expenditures are for paper. The Company purchases paper directly from a number of manufacturers and distributors. In general, the Company has not experienced any significant difficulty in obtaining raw materials necessary for its operations. The price of paper, however, has experienced much volatility in recent years, and future increases in the price of paper could adversely impact the Company's operating costs and its financial performance.

OPERATIONS

     There are a number of different printing processes, each with its own distinguishing qualities and appearance characteristics. Short to medium run-length commercial work generally is printed on sheet-fed presses, while long-run commercial printing projects typically are printed on web presses in which the paper is fed through the press from a large roll. The ink on printed materials may be air-dried, which is generally a lower cost method but creates a product that can be easily smeared, such as newsprint. Alternatively, ink can be dried in a heatset process which uses ovens to create a brighter, more durable finish. Over 90% of the Company's press capabilities are heatset. Paper varies by type and appearance, including newsprint, coated stock, off-set and hi-brite. Coated stock is associated with a glossier, brighter finish such as for magazines and some catalogues, while newsprint is used for newspapers and other mass-produced products.

     The Company currently operates nine presses that vary in size and speed and can produce printed materials that range in page size, type of paper, number of pages and the amount of color required. Of the nine presses, five are full web presses, three are half web presses and one is a sheet fed press. The paper used in a full web press is generally 35 inches in width, while the paper printed on a half web press is generally 17 1/2 inches in width. All of the Company's web presses use offset printing, which is a printing process involving the transfer of an inked impression from a thin metal plate to a rubber blanket and finally to the paper. In the web offset printing process, the paper is fed through the press from a large roll of paper and is printed on both sides of the paper. By varying the size and capabilities of its presses, the Company can simultaneously perform a variety of printing jobs on a cost-effective basis.
The Company believes that it can compete effectively in the Southwestern United States marketplace for many types of printing products having medium to large print runs, as well as time sensitive products of any size.

     The Company currently operates the following presses:

TYPE OF PRESS                         NAME                                SPECIFICATIONS
-------------                         ----                                --------------
Full Web Presses:  Hantscho Mark IV Web Heatset Perfecting Offset     22.75" Cutoff, 8 units
                                                                      with 5 roll stands,
                                                                      Inline fold, glue and
                                                                      trim

                   Hantscho Mark II Web Perfecting Offset             22.75" Cutoff, 8 units
                                                                      with 2 roll stands,
                                                                      Inline fold

                   Harris 800 Heatset Web Perfecting Offset           Double round 22.75"
                                                                      Cutoff, 6 units with
                                                                      3 roll stands, Inline
                                                                      fold, glue and trim

                   Harris M200 Heatset Web Perfecting Offset          22.75" Cutoff, 8 units
                                                                      with 2 roll stands,
                                                                      Inline fold


                   Goss SSC Non-heatset Web Perfecting Offset         22.75" Cutoff, 8 units
                                                                      with 3 roll stands,
                                                                      Inline fold, glue and
                                                                      trim

Half Web Presses:  Didde Webcom 700 with U.V. dryers                  22" cutoff, 8 units,
                                                                      sheeter

                   Didde Glaser DG175-B Non-Heatset                   22" cutoff, 4 units,
                                                                      sheeter

                   Didde Glaser 860 Non-Heatset                       22" cutoff, 4 units,
                                                                      sheeter

Sheet Fed Press:   AB Dick 9850 Press with T Head

     Although the Company has to date been able to acquire its printing presses at prices less than their replacement costs, there is no assurance that it will continue to be able to do so. A new press offering comparable characteristics to the full web heat set presses operated by the Company generally ranges in price from $6 to $12 million.

     WebWorld also offers services in the pre-press and post-press operations. Commercial pre-press services involve photographically duplicating mechanical images and/or digitally producing images, separating color images into process colors, assembling films and burning the film images onto plates. The post-press operations provided by the Company include cutting, trimming, folding, binding, finishing and distributing the finished product. The Company has 10 major pieces of post-press equipment to perform these functions. The Company plans to expand its packaging and distribution services to handle bulk shipments and mass mailings in order to meet customer needs and to increase its higher margin services.

     The Company's sense of urgency and scheduling flexibility allow it to consistently react to its customer's requirements. Because of the need for rapid implementation of printing projects from conception through delivery, the Company must maintain physical plant and customer service staff, which allows it to maximize work loads when called upon to do so. Consequently, the Company does not always operate at full capacity.

     The Company continuously reviews its printing equipment needs and evaluates advances in computer software, hardware and peripherals, computer networking and telecommunication systems as they relate to the Company's operations. WebWorld is installing a printing software program and has hired a full-time employee to integrate the program with the Company's production and financial systems in order to develop a comprehensive management information system.

COMPETITION

     The Company competes with a number of other commercial printers, some of which are subsidiaries or divisions of companies having greater financial resources than those of the Company. Because of the nature of the Company's business, most of the Company's competition is in the local printing market. The major competitive factors in the Company's commercial printing business are ongoing customer service, quality of finished products and price. Customer service often is dependent on production and distribution capabilities and availability of printing time on equipment that is appropriate in size and function for a given project. In addition, competition in the commercial printing area is based upon the ability to perform the services described with speed and accuracy. Price and the quality of supporting services are also important in this regard. WebWorld believes it competes effectively on all of these bases.

EMPLOYEES

     As of March 31, 1997, the Company had a total of 157 employees (of which 20 were in administration, seven in sales and marketing and 130 in operations), 42 of whom were salaried or commissioned employees and 115 of whom were hourly employees. None of its employees are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     The Company is subject to the environmental laws and regulations of the United States and the state of Texas concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. Responsible agencies include, but are not limited to, the U.S. Environmental Protection Agency, the Texas Natural Resource Conservation Commission and regulatory agencies at the county and local level. The printing business generates substantial quantities of inks, solvents and other waste products requiring disposal under the numerous federal, state and local laws and regulations relating to the environment. The Company typically recycles waste paper, returns salvageable waste ink to its suppliers and contract for the removal of other waste products. The Company believes it is in substantial compliance with all applicable air quality, waste disposal and other environmental-related rules and regulations, as well as with other general employee health and safety laws and regulations. However, there can be no assurance that future changes in such laws and regulations will not have a material effect on the Company's operations.

RISK FACTORS

     The Company hereby cautions stockholders, prospective investors in the Company and other readers of this report that the following important factors, among others, could affect the Company's stock price or cause the Company's actual results of operations to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company.

NATURE OF COMMERCIAL PRINTING BUSINESS

     The Company's quarterly operating results have fluctuated as a result of a number of factors, including overall trends in the economy, acquisitions and integration of new businesses and equipment and customer buying patterns. A fire at the Company's facility in March 1996 had a significant adverse impact on the Company's operations during the last quarter of fiscal 1996 and the first two quarters of fiscal 1997. In particular, the Company's operating results for the fourth quarter of fiscal 1997 were adversely impacted by higher labor costs associated with temporarily maintaining two separate production facilities as a result of the Webworks acquisition and a decrease in sales in January and February of 1997.

     The Company competes in the general commercial printing sector, which is characterized by individual orders from customers for specific printing projects rather than long-term contracts, with continued engagement for successive jobs dependent upon the customer's satisfaction with the services provided. As such, WebWorld is unable to predict the number, size and profitability of printing jobs in a given period. Consequently the timing of projects in any quarter could have a significant impact on financial results in that quarter. In addition, WebWorld has experienced some seasonality in its sales with the calendar fourth quarter being the highest sales period and with January and July being the lowest sales months. Quarterly results in the future may be influenced by these or other factors, and accordingly, there may be significant variations in the Company's quarterly operating results.

High production commercial printing facilities require significant capital expenditures. Although the Company has to date been able to acquire printing presses at prices less than their replacement costs, there is no assurance that it will continue to be able to do so. New presses offering comparable characteristics to those operated by the Company generally range in price from $6 to $12 million.

RELIANCE ON KEY CUSTOMERS

     WebWorld has an existing contract with The Dallas Morning News to print its TV Magazine. The contract was originally entered into by the Company's predecessor in 1978 and has been renewed for successive terms ranging from one to three years in duration. The current contract expires in January 1998. The Dallas Morning News represented approximately 55% of the Company's business in fiscal 1996; however, because of increased sales volume to other customers and a reduction in DMN mail wrap and printing, The Dallas Morning News accounted for approximately 35% of the Company's sales in fiscal 1997. Although the Company believes that its relations with its customers are good, the termination of The Dallas Morning News TV Magazine contract or loss of any other significant customer could have a material adverse effect on the results of operations, financial condition and cash flows of the Company.

COMPETITION

     The commercial printing industry is extremely competitive and fragmented. The Company competes with numerous large and small printing companies, some of which have greater financial resources. The Company competes on the basis of ongoing customer service, quality of finished products and price. No assurance can be given that the Company will be able to compete effectively in the future.

ASSET RELOCATION

     The Company's assets acquired from Webworks are located in a leased facility, and the related lease expires in September 1997. The Company has entered into a five-year lease for a facility adjacent (but not attached) to the Company's existing operations. Additionally, the Company has entered into a contract to purchase the facility by December 31, 1997. The Company is relocating the former Webworks assets to its facilities prior to September 1997 and shifting certain of its administrative offices and pre-press and post-press services to the new leased facility. In connection with relocating the assets acquired from Webworks, the two printing presses acquired from Webworks will be dismantled in the former Webworks facility and reassembled in the Company's facilities. The Company estimates that each press will be out of operation for two to six months in connection with the relocation, and the Company plans to stagger the relocation of the presses so that one of the presses will be operating at all times. Although the Company does not anticipate the relocation of these presses to adversely impact its ability to service existing business, the reduction in the Company's operating capacity during the relocation may adversely impact the Company's abilities to attract or service new business and to deliver services at the minimum operating costs. In addition, there can be no assurance that the relocation will be timely completed, that the costs will not be in excess of the Company's estimates or that the operation of printing presses to be relocated will not be materially impaired as a result of the relocation. If unexpected problems occur with the printing presses or the relocation in general, the Company's operations and financial performance could be materially and adversely impacted.

INTEGRATION OF ACQUISITIONS

     A material element of WebWorld's growth strategy is to expand its existing business in the Dallas-Fort Worth metropolitan area and, in the future, in other geographic markets. This expansion may be made through internal growth or through strategic acquisitions. While the Company continuously evaluates opportunities to make strategic acquisitions, it has no present commitments or agreements with respect to any material acquisitions. There can be no assurance that the Company will be able to identify and acquire such companies or that it will be able to successfully integrate the operations of any companies it acquires. Further, any acquisition may initially have an adverse effect upon the Company's operating results while the acquired businesses are adopting the Company's management and operating practices. In addition, there can be no assurance that the Company will be able to establish, maintain or increase profitability of an entity once it has been acquired. Also, if WebWorld does not have sufficient cash resources for any acquisition, its growth could be limited. There can be no assurance that WebWorld will be able to obtain adequate financing for any acquisition, or that, if available, such financing will be on terms acceptable to WebWorld. The consent of the Company's primary lender will be required to be obtained in order to consummate such acquisitions. In addition, the fourth quarter of fiscal 1997 was adversely effected by difficulties in integrating equipment and personnel associated with the purchase of assets from Webworks in September, 1996. A larger than anticipated seasonal sales reduction in January and February increased the negative effects of the integration.

DEPENDENCE ON KEY PERSONNEL

     The Company's success is largely dependent on the skills, experience and performance of certain key members of its management, including particularly Richard J. Wiencek, the Company's Chief Executive Officer. The loss of the services of any of these key employees could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. WebWorld has not obtained key man life insurance on the lives of these individuals. The Company has entered into a three year employment contract with Mr. Wiencek, and the Company has not entered into employment agreements with any of its other employees. The Company's future success and plans for growth also depend on its ability to attract, train and retain skilled personnel in all areas of its business.

GEOGRAPHIC CONCENTRATION AND ECONOMIC CONDITIONS

     The Company's operations are located in the Dallas-Fort Worth metroplex, and the majority of its customers are located in the Southwestern United States. The Company and its profitability may be susceptible to the effects of unfavorable or adverse local economic factors and conditions affecting these geographic regions.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     WebWorld is subject to the environmental laws and regulations of the United States and Texas concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. While the Company believes it is currently in substantial compliance with these laws and regulations, there can be no assurance that future changes in such laws and regulations will not have a material effect on the Company's operations.

TECHNOLOGICAL CHANGES

     Production technology in the printing industry has evolved and continues to evolve. The Company does not consider itself a technology leader and does not attempt to be a leader in this area. WebWorld invests in technology improvements after such improvements have been proven to be cost-effective. The Company is currently evaluating digital imaging technology, along with new finishing technology for inclusion in its service facility. WebWorld will continue to add technology as the needs occur.

     The printing industry has experienced significant changes due to technological changes. Because of advances in computer and related communication technologies, certain products that were once printed by commercial printers are now generated on computers through word processing or desktop publishing software. In addition, some information is now disseminated in a digital or electronic format rather than disseminated in a paper format, and this trend could continue in the future.

VOLATILITY OF PAPER PRICES

     A material component of the Company's operating costs is the price of paper, a commodity that has experienced significant price volatility in recent years. WebWorld anticipates that fluctuations in the price of paper will continue in the future. Although increased paper prices potentially affect operating margins, such increases are typically an expense of the Company's customers. Nevertheless, increased paper prices could decrease orders for printing services or the size of such orders.

NO DIVIDENDS

     The Company has not declared or paid any cash dividends on its common stock since its inception. The Company currently intends to retain all earnings for the operation and expansion of its business and does not anticipate paying any dividends in the foreseeable future. In addition, the Company's credit agreement prohibits the payment of dividends.

CONTROL BY PRINCIPAL SHAREHOLDERS AND CERTAIN TRANSACTIONS

     The directors and executive officers of the Company own approximately 71% of the outstanding common stock of the Company. As a result, these shareholders will be able to control the management and policies of the Company through the ability to determine the outcome of elections for the Company's Board of Directors and other matters requiring the vote or consent of shareholders of the Company.

     The Company is a party to a management agreement with Conrad/Collins Merchant Banking Group Ltd. ("MBG"), of which Barry B. Conrad, the Chairman of the Board of the Company, and Floyd W. Collins, a director of the Company, are principals. Under the terms of the agreement, MBG provides supervisory management services to the Company, including the negotiation, financing and consummation of acquisitions made by the Company. MBG has earned as fees $100,000, $100,000, and $150,000 during fiscal years 1995, 1996 and 1997, respectively. In addition, the Company previously was a party to a consulting agreement with Robert D. Kopitke who is also a director of the Company. This agreement was terminated in April 1997. The Company also has an employment agreement with Richard J. Wiencek, the Company's President and Chief Executive Officer and a director, which provides for an annual base salary of $168,000, subject to possible adjustment. Although the Company believes that the terms of these agreements are no less favorable to the Company than those available from unaffiliated third parties, the terms of these agreements were not subject to arm's length negotiations and necessarily involve conflicts of interest.

PREFERRED STOCK AUTHORIZED

     The Company's Articles of Incorporation authorizes the issuance of 2,000,000 shares of preferred stock, the rights, preferences and privileges of which are to be determined by the Company's Board of Directors. Although the Company has no intention at the present to issue any preferred stock, the Company may in the future issue and sell preferred stock, which will likely have dividend, distribution and liquidation preferences senior to common shareholders and voting rights which may dilute the common shareholder voting rights.

ITEM 2.  DESCRIPTION OF PROPERTY

FACILITIES AND CAPABILITIES

     The Company owns a 60,000-square foot facility on six acres of land in an industrial park located in Dallas, Texas. Approximately three acres are available for expansion. The original 45,000 square foot building was constructed in 1971 and additional 15,000 square feet were added in 1981. A portion of this facility was damaged in a fire in March 1996. Although the fire resulted in substantial damage to the electrical and mechanical systems of several of the Company's large web presses, these systems have now been repaired and up-graded. Congress Financial Corporation (Southwest) ("Congress") has a lien on this property.

     In September 1996, the Company entered into a one-year lease with Webworks to continue the operation of the presses purchased from Webworks in its existing facility until the Company's facilities could be expanded to consolidate all operations. The Company has entered into a five-year lease for an approximately 84,000 square foot building adjacent (but not attached) to the Company's owned facility, and a contract to purchase the facility by December 31, 1997. The Company is relocating the former Webworks assets to the Company's facilities prior to September 1997. In connection with relocating the assets acquired from Webworks to the Company's facilities, the two printing presses acquired from Webworks will be dismantled in the existing facility and reassembled in the Company's other facilities. The Company estimates that each press will be out of operation for two to six months. In connection with the relocation, the Company plans to stagger the relocation of the presses so one of the presses will be in operation at all times.

     WebWorld does not anticipate the relocation of these presses to adversely impact its ability to service existing business. Excess capacity is currently being reserved, at the expense of new sales, to ensure its ability to meet all customer commitments. Proper scheduling of existing resources and negotiations with clients should allow for some excess capacity during this period. Potential negative sales impact may be felt in the Company's ability to rapidly respond to new short-term sales opportunities. In addition, there can be no assurance that the relocation will be timely completed, that the costs will not be in excess of estimated costs or that the operation of printing presses to be relocated will not be materially impaired as a result of the relocation. If unexpected problems occur with the printing presses or the relocation in general, the Company's operations and financial performance will be materially and adversely impacted.


ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

     From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. While the Company maintains insurance coverage against potential claims in an amount which it believes to be adequate, there can be no assurance that the Company's insurance coverage will be adequate to cover all liabilities arising out of such claims or that any such claims will be covered by the Company's insurance. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, the Company does not believe these matters will have a material adverse effect on its business or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     On May 21, 1997, the Company completed its initial public offering of shares of its common stock and redeemable common stock purchase warrants ("Warrants"). These securities are traded over-the-counter in the Nasdaq Small Cap Market under the symbols "NEIP" and "NEIPW" and the Boston Stock Exchange under the symbols "NEI" and "NEIW".

     The following states the range of the high and low sales prices for the Company's Common Stock as reported by Nasdaq:

                 Fiscal 1998                           High      Low
                 -----------                           ----      ---

     From May 21, 1997..to..June 24, 1997             5 3/16    3 5/8

     The Company believes that it has approximately 600 beneficial holders of its common stock.

     The Company has not declared or paid any cash dividends on its common stock since inception. The Company currently intends to retain all earnings for the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's credit agreement with its senior lender restricts the payment of dividends.

     Since March 31, 1994, the Company has not sold any unregistered securities other than the issuance of 416,250 shares of common stock in April 1996 upon the exercise (at $.30 per share) of options granted in February 1994. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and, with respect to a portion of the shares, Rule 701 promulgated under the Securities Act. Each of the purchasers of these shares was, or was an affiliate of, a member of the Board of Directors of the Company and therefore an "accredited investor" as defined in the regulations promulgated under the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The historical data set forth below and the following discussion should be read in conjunction with the information contained in the financial statements, including the notes thereto, and the other financial information appearing elsewhere in this Form 10-KSB.

GENERAL

     WebWorld is a high-volume commercial printer specializing in the printing of multi-color freestanding magazines, catalogs, tabloids, inserts and mail wraps. Historically, the Company has concentrated on the newsprint magazine sector of the printing industry. Contracts with local newspapers for the printing of weekly television guides accounted for 72% and 61% of the gross sales for the fiscal years ended March 31, 1995 and 1996, respectively, and 35% of gross sales for the year ended March 31, 1997.

     In March 1996, the Company experienced a fire that adversely affected its operations for approximately six months. In September 1996, the Company purchased certain assets of Webworks, which will allow it to expand more rapidly into the coated paper segment of the commercial printing market. The Company expects to realize significant economies of scale through combined plant operations, information systems and accounting functions and through increased operation of under-utilized equipment. The asset acquisition will also expand the Company's post-press production services, such as stapling, binding, sorting and folding printed materials for mass mailings.

     The existing contract for production and sale of the weekly The Dallas Morning News TV Magazine expires January 1998. Other than this annual contract, the Company has no significant long-term printing contracts. Most sales come from individual orders for specific printing projects. Customer satisfaction with the quality, pricing and delivery of each job is required for continued engagement.

     Paper is the largest cost component of the Company's sales. The price of paper is volatile and may cause significant fluctuations in sales and cost of sales. Paper prices, specifically newsprint prices, increased consistently through the Company's fiscal year ended March 31, 1995 to a peak in July and August 1995. Prices from September 1995 to December 1996 decreased as paper mill production increased and have now generally stabilized. The Company generally is able to pass paper cost increases to its customers and conversely paper cost decreases. There can be no assurance that future price increases can be passed through to customers.

          RESULTS OF OPERATIONS


SELECTED FINANCIAL DATA

                                                           FISCAL YEARS ENDED MARCH 31
                                                        ---------------------------------
                                                         1995         1996         1997
                                                        -------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
Net sales.............................................  $12,006   $   14,286   $   17,150
Cost of sales.........................................    9,776       12,240       14,588
                                                        -------   ----------   ----------
Gross profit..........................................    2,230        2,046        2,562
Operating expenses....................................    1,663        1,966        2,680
                                                        -------   ----------   ----------
Operating income (loss)...............................      567           80         (118)
Other income(expense).................................     (417)        (419)        (225)
                                                        -------   ----------   ----------
Income (loss) before income tax expense and extra-
ordinary item.........................................      150         (339)        (343)
Income tax (benefit) expense..........................       48          (29)          45
                                                        -------   ----------   ----------
Income (loss) before extraordinary item...............      102         (310)        (388)
Extraordinary item....................................     ----         ----         (109)
                                                        -------   ----------   ----------
Net income (loss).....................................  $   102   $     (310)  $     (497)
                                                        =======   ==========   ==========
Earnings (loss) per share(1):
Loss before extraordinary item........................     ----   $    (.011)  $     (.14)
Net loss..............................................     ----        (.011)        (.18)
Common shares outstanding.............................     ----    2,719,778    2,719,778

OTHER DATA:
EBITDA (2)............................................  $ 1,177   $      723   $      635
Net cash provided by (used for) operating activities..      (73)          31          852
Net cash used for investing activities................     (151)        (245)        (266)
Net cash provided by (used for) financing activities       (154)         213         (544)
Depreciation and amortization.........................  $   611   $      643   $      753


BALANCE DATA SHEET:
Working capital (deficit).............................  $   354   $      142   $   (1,934)
Total assets..........................................    6,534        6,220        8,463
Long-term debt, less current portion..................    3,456        3,020        3,218
Shareholders' equity..................................  $ 1,002   $      692   $      145

(1) Earnings per share give effect to a 3.3 for one stock split in March 1997 and the conversion of the outstanding shares of the Company's preferred stock that occurred upon the effectiveness of the Company's initial public offering in May 1997.
(2) EBITDA represents operating income excluding interest, taxes, depreciation, and the amortization of goodwill and other intangible assets (as presented on the face of the income statement). EBITDA is not a substitute for net cash provided by operating activities or operating income in accordance with generally accepted accounting principles. EBITDA is presented because management believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. Accordingly, significant uses of EBITDA include, but are not limited to, interest and principal payments on long-term debt, including indebtedness under the Company's credit agreement and capital expenditures. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components of the Company's operations and should be considered in evaluating the Company's financial performance.

          The following sets forth information regarding certain percentages of net sales based on the Company's statements of operations for the years indicated:

                                                        FISCAL YEARS ENDED MARCH 31
                                                       -----------------------------
                                                             1995    1996    1997
                                                            ------  ------  ------

Net sales.................................................  100.0%  100.0%  100.0%
Cost of sales.............................................   81.4    85.7    85.1
                                                            -----   -----   -----
Gross profit..............................................   18.6    14.3    14.9
Selling, general and administrative expenses..............    7.6     8.1    10.4
Depreciation and amortization.............................    5.1     4.5     4.4
Management and consulting fees............................    1.2     1.1      .8
                                                            -----   -----   -----
Operating income (loss)...................................    4.7     0.6     (.7)
Interest expense..........................................   (3.5)   (3.1)   (3.1)
Other income..............................................    0.0     0.1     1.8
                                                            -----   -----   -----
Income (loss) before income taxes and extraordinary item..    1.2    (2.4)   (2.0)
Income taxes..............................................    0.4    (0.2)     .3
                                                            -----   -----   -----
Income (loss) before extraordinary item...................    0.8    (2.2)   (2.3)
                                                            =====   =====   =====


Fiscal Year Ended March 31, 1997 compared to Fiscal Year Ended March 31, 1996

   Sales increased 20% from $14.3 million for fiscal 1996 to $17.2 million for fiscal 1997. Sales increased primarily due to increases in the sale of magazine and catalogue product services utilizing coated and other premium papers. Sales to the Dallas Morning News decreased 24% to $6 million from $7.9 million in fiscal 1996 due to decreased paper cost passed on to the TV Guide Magazine (approximating $965,000) and the loss of certain "wrap" or free standing insert product services totaling $1 million. Sales to other customers increased 74% and $4.8 million during the same period. The increase occurred primarily in the sale of coated and other premium product services.

   Gross profit increased 25% from $2.0 million and 14.3% of sales for fiscal 1996 to $2.6 million and 14.9% of sales for fiscal 1997. The gross profit margin increase reflects a decrease in paper costs as a percent of sales offset to some degree by an increase in direct labor, ink and other products and job costs. Paper costs decreased to approximately 46% of sales in fiscal 1997 compared to 56% in fiscal 1996. This decrease is due to a reduction in newsprint prices of approximately 25% beginning in August 1995 and continuing through December 1996 and the increased sales of higher margin coated and premium paper product services. Other job and material costs increased approximately 4% as a percent of sales in fiscal 1997, reflecting increased costs of ink, plates, outbound freight costs and other repair and supply costs. Labor costs increased approximately 6% as a percentage of sales in fiscal 1997 due to several factors. Labor costs on certain jobs utilizing newsprint paper increased as a percent of sales due to decreased paper cost pass through provisions included in some production contracts and the decreasing newsprint paper costs. This caused the constant labor cost to be allocated to a decreased sales total. Additional margin degradation was caused by an increase in overtime and the labor cost associated with maintaining two separate production facilities for the second half of fiscal 1997.

Although the gross profit margin for fiscal 1997 improved .6% as a percentage of sales as compared to fiscal 1996, in the fourth quarter of fiscal 1997, the gross profit margin was 8.2% of sales as compared to 17.2% for the nine months ended December 31, 1996. The 9.0% margin loss was due primarily to an increase in labor costs. Labor costs totaled approximately 27.9% of sales for the fourth quarter of 1997 as compared to 18.8% for the nine months ended December 31, 1996. The increase was caused primarily by a larger than anticipated seasonal decrease in sales in January and February which was not matched by a commensurate decrease in direct labor.

Additional inefficiencies occurred due to the continued assimilation of the Webworks' assets and personnel. Other job and material costs increased to 24.2% of sales in the fourth quarter compared to 12% for the nine months ended December 31, 1996. This increase was caused by increases in ink cost, inventoried materials and outbound freight charges.

   Selling, General, and Administrative expenses increased as a percentage of sales from $1.16 million and 8.1% for fiscal 1996, to $1.79 million and 10.4% for fiscal 1997. The $630,000 increase in costs is due primarily to increases in sales and marketing and administrative labor costs and property taxes associated with the operation of a second manufacturing facility for six months, and the related assimilation of approximately $1.6 million of printing equipment acquired. Non-production labor increased to $1.12 million and 6.5% of sales in fiscal 1997 from $822,000 and 6.2% in fiscal 1996 and property taxes increased to $211,000 and 1.2% in fiscal 1997 from $99,000 and .7% in fiscal 1996.
Property taxes increased due to the addition of over $2 million of personal property during fiscal 1997.

   During the fourth quarter of fiscal 1997, the Company incurred selling general and administrative costs of $625,000 and 14.4% of sales for the fourth quarter as compared to costs of $1.17 million and 9.1% for the nine months ended December 31, 1996. This increase is a result of two factors: a planned increase in the Company's sales and marketing and customer service efforts (accounting for approximately $217,000 and 5% of sales), and more significantly, the continued excess non-production labor, lease and other operating costs associated with the maintenance of separate plant and administrative facilities. The Company expects to vacate the temporary facility by September 1997.

   Operating income decreased as a percentage of sales from $80,000 and .6% of
sales for fiscal 1996 to ($118,334) and (.7%) of sales for fiscal 1997.   The
operating income decrease is due to the factors discussed above. Interest expense remained flat at 3.1% of sales despite a 20% and $2.9 million increase in sales. The $86,000 interest expense increase primarily reflects the increased debt incurred as a result of the purchase of the Webworks assets in September 1996.

   Other income increased as a percentage of sales from .1% for fiscal 1996 to 1.8% for fiscal 1997 primarily due to the gain on insurance settlement for a claim arising from a fire in March, 1996 at the Company's main plant.

   An extraordinary loss of $109,000 was recorded for fiscal 1997 resulting from an early retirement of debt.

Fiscal Year Ended March 31, 1996 Compared to Fiscal Year Ended March 31, 1995

   Sales increased 19% from $12.0 million for fiscal 1995 to $14.3 million for fiscal 1996 due to increased sales levels. Sales to The Dallas Morning News increased 18% from $6.7 million to $7.9 million for fiscal 1995 and fiscal 1996, respectively. Sales to other customers increased 21% and $1.1 million during the same period. The increase was due to an increase in sales and marketing efforts and to higher pass-through paper prices.

   Gross profit decreased 8% from $2.2 million for fiscal 1995 to $2.05 million for fiscal 1996. Gross profit decreased as a percent of sales from 18.6% for fiscal 1995 to 14.3% for fiscal 1996 due to increases in paper prices and labor. Material costs, including paper, ink, plates and supplies increased as a percent of sales from 60.1% for fiscal year 1995 to 63.7% for fiscal 1996 due to an increase in the average cost of paper, primarily newsprint, in fiscal 1996 as compared to fiscal 1995. Labor costs as a percent of sales increased from 14.7% for fiscal 1995 to 15.2% for fiscal 1996 due to increased overtime hours worked.

   Selling, general and administrative costs increased as a percent of sales from 7.6% for fiscal 1995 to 8.1% for fiscal 1996 due primarily to an increase in the sales and marketing and executive staff.

   Based on the above factors, operating income decreased 86% from $567,000 for fiscal 1995 to $80,000 for fiscal 1996.

   Interest expense increased 6% from $421,000 for fiscal 1995 to $445,000 for fiscal 1996, primarily due to a higher average loan balance outstanding for fiscal 1996 as compared to the average loan balance outstanding for fiscal 1995. Principal payments made on term debt during fiscal 1996 of $637,000 were mitigated by a net increase of $850,000 on the revolving line of credit and equipment-backed term debt.

Liquidity and Capital Resources

   The Company has historically met its liquidity and capital investment requirements through internally generated funds and external financing. Cash flow provided by operations was $31,445 and $852,458 for fiscal 1996 and 1997, respectively. Working capital was $142,000 on March 31, 1996 and ($1,934,000) at March 31, 1997. The change in the working capital balance is due primarily to the acquisition of $1.6 million in Webworks' equipment and related increases in short term notes payable and accounts payable, the recognition of accrual for equipment installation costs and the ($497,000) net loss incurred in fiscal 1997.

The Company had net accounts receivable of $ 1.72 million and $2.37 million at March 31, 1996 and 1997, respectively. The increase in these receivables reduced the net cash provided by operating activities during fiscal year 1997. The average collection period for the Company's accounts receivable for fiscal year 1996 and 1997 was 43 and 50 days, respectively. The increase in the average collection period was attributable to the decline, as a percentage of sales, in print jobs for local newspapers (which generally provide for payment within 20 days from date of invoice), as contrasted with typical payment terms of 45 to 60 days for other customers.

   Congress has provided the Company revolving credit, equipment, real estate and future capital expenditure financing facilities totaling $ 9.0 million, of which $5.0 million was drawn at March 31, 1997. An additional $1.9 million was available on such date under such revolving credit facility, and an additional $2.0 million was available through the capital expenditure facility. The capital expenditure facility's term runs concurrently with the term of the revolving credit facility and provides financing for up to 85% of the value of the equipment purchased. These borrowings would be payable over five years or by the termination of the facilities. The indebtedness to Congress is secured by a lien on all of the Company's assets, including a mortgage on the Company's printing facility. In May, 1997, the Congress revolver and real estate loan were fully repaid for $2.7 million, a note issued in connection with the purchase of Newspaper Enterprises was fully repaid for $.2 million and a note payable to Webworks was fully repaid in June 1997 for $.5 million. The source of funds of these repayments were from the net proceeds of the Company's initial public offering in May 1997.

   Financing activities during fiscal 1997 related primarily to the December 1996 refinancing of the indebtedness associated with the purchase of assets from Webworks and replacing the Company's revolving credit line with a senior lender and retiring subordinated debt.

   Investment activities included capital expenditures of $ 266,000 and $628,000 for fiscal 1996 and 1997, respectively. The $2.1 million increase in gross fixed assets in fiscal 1997, includes $1.6 million in assets purchased from Webworks and $396,000 in expenditures to replace equipment and repair building damage related to the March 1996 fire. The remaining capital expenditures reflect normal and customary costs associated with the continued operation and upgrading of existing machines.

   The Company plans to make additional capital purchases after completion of the relocation of certain of its assets to a new facility to increase its pre-press and post-press capabilities.

   The Company has also executed an agreement to lease, and a contract to purchase, a facility adjacent to its existing building to accommodate the Company's expansion for the acquisition of the Webworks assets and additional post-press equipment. The purchase price (if the purchase is consummated) and the cost of upgrading leasehold improvements should approximate $1.7 million and $250,000, respectively. Capital expenditures, the building purchase and improvements and additional asset acquisitions are expected to be financed through internally generated funds, long-term borrowings, the proceeds from the Company's initial public offering and funds available under the Congress revolving credit facility.

ITEM 7.  FINANCIAL STATEMENTS

   The financial statements of the Company, together with the audit report thereon, required by this item are included in the Appendix attached hereto and incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   The following table sets forth certain information concerning the persons who are (i) executive officers, (ii) key employees or (iii) directors.

NAME                         AGE                     POSITION
----                         ---                     --------
Barry B. Conrad               56      Chairman of the Board and Director
Richard J Wiencek             58      Chief Executive Officer, President and
                                      Director
Bruce E. Fredriks             48      Vice President-Finance and Administration,
                                      Chief Financial Officer, Treasurer and
                                      Secretary
Charles B. Combs, Jr.         64      Vice President-Engineering
Christopher A. Schall         41      Vice President-Sales and Marketing
Dale H. Davenport             49      Vice President-Operations
Floyd W. Collins              44      Director
Brian A. Harpster             52      Director
Robert D. Kopitke             55      Director

   Barry B. Conrad has served as Chairman of the Board and a director of the Company since the Company's inception. Mr. Conrad is a co-founder and Managing Partner of Conrad/Collins Merchant Banking Group Ltd., ("MBG") a Dallas, Texas-based merchant bank formed in 1988 that is active in leveraged buyouts of middle-market companies in the Southwestern United States. Mr. Conrad has extensive experience in investment banking, including more than five years as head of corporate finance for Rauscher Pierce Refsnes, Inc. Prior to joining Rauscher Pierce Refsnes, Inc. in 1983, he served for approximately ten years as Chief Executive Officer of Hart Delta, Inc., a pharmaceutical manufacturing firm. He also serves on the Board of DSI Toys, Inc.

   Richard J.Wiencek had been the President and Chief Executive Officer of the Company and a director since the Company's inception. Prior to co-founding the Company, Mr. Wiencek served in various executive positions with Computer Language Research, Inc., a software development company, for 15 years, most recently as Group Vice President, Corporate Operations. Mr. Weincek's responsibilities at Computer Language Research, Inc. included managing print operations, telecommunications and product marketing, as well as implementing a corporate automation strategy connecting clients and employees nationwide through common communications networks and standardized application software. Prior to joining Computer Language Research, Inc., Mr. Wiencek served for approximately 14 years in various financial and operations management positions with Texas Instruments, Inc.

   Bruce E.Frediks has served as the Vice President-Finance and Administration and Chief Financial Officer of the Company since May 1996. Prior to joining the company, he was an account executive with Business Systems Engineering, Inc. From 1972 through November 1995, Mr. Fredriks was with Caltex Petroleum Corporation, an international petroleum company, where he held various executive and managerial positions both domestically and internationally, most recently as Coordinator in Accounting Policies and Controls. Mr. Fredriks is a certified public accountant.

   Charles B. Combs, Jr. has served as the Vice President-Engineering since 1995. He has over 40 years experience in the printing industry, including all aspects of printing such as pre-press, press finishing and administration. Prior to joining the Company, he was the Chief Operating Officer for Anchor Press, a commercial printing company in Fort Worth, from 1993 to 1994. From 1987 to 1993, Mr. Combs owned and operated his own company, Combs International Graphics which designed, constructed and installed large printing facilities in the United States and Africa.

   Christopher A. Schall joined the Company in June 1996 as Vice President-Sales and Marketing. Prior to joining the Company, he was Vice President of Sales with Proctor Press, Inc., a printing company, from 1994 to 1996. Prior to joining Proctor Press, Inc., he was a Senior Sales Representative with Hoechstetter Printing Company, a commercial printing company, from 1990 to 1994.

   Dale H. Davenport joined the Company in February 1997 as the Vice President-Operations. He has over 25 years experience in the printing industry, including sales, operations and administration. Prior to joining the Company, he was the Plant Manager for KOPCO, Inc., a printing company, from 1994 to 1997. From 1992 to 1994, Mr. Davenport was the General Manager for Sierra Press, a printing company.

   Floyd W. Collins has served as a director of the Company since March 1997. Mr. Collins has been a co-founder and Managing Partner of MBG since 1988. Mr. Collins has an extensive background in private equity investing, including service as Executive Vice President of Hickory Venture Capital Corporation and General Partner of Sunwestern Investment Group.

   Brian A. Harpster has served as a director since February 1994. Mr. Harpster has been engaged in investment and financial consulting for more than the past five years through the ownership and management of Holly Investments, L.P. and Offshore Consulting Services, Inc.

   Robert D. Kopitke has served as a director since February 1994. Mr. Kopitke has been engaged in general business consulting for more than five years as President of The Gensal Group, Inc.

BOARD OF DIRECTORS

   The Board of Directors of the Company consists of five members. Each director holds office until the annual meeting of the shareholders of the Company next following his or her election, until his or her successor is elected and qualified. The holders of the shares of Common Stock, voting separately as a class, will be entitled to elect all of the directors. The representatives of the underwriters for the Company's initial public offering have the right to nominate an advisory director to the Company's Board of Directors. Jesse Shelmire currently serves as the representatives advisory director.

   Directors who are employees of the Company do not receive additional compensation for serving as directors. Each director who is not an employee of the Company will receive an annual fee of $5,000 as compensation for his or her services as a member of the Board of Directors. All directors of the Company are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors, or committees thereof, and for other expenses incurred in their capacities as directors of the Company. Directors will also be eligible to participate in the Company's stock option plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   The Company did not complete its initial public offering until after completion of fiscal 1997. As a result, none of the Company's executive officers, directors and 10% shareholders were subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, during the Company's last fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

   The following summary compensation table sets forth the total annual compensation paid or accrued by the Company to or for the account of the Chief Executive Officer who was the only executive officer of the Company whose total cash compensation exceeded $100,000 for fiscal years ended March 31, 1995, 1996 and 1997,:

                          EXECUTIVE COMPENSATION TABLE

                              ANNUAL COMPENSATION
                              -------------------
                                                      ALL OTHER
NAME AND               FISCAL   SALARY     BONUS   COMPENSATION (1)
PRINCIPAL POSITION      YEAR      ($)        $     ----------------
                       ------  ---------  -------
Richard J. Wiencek,      1997  $168,000   $ 1,615           $5,172
President and CEO        1996  $168,000   $26,813           $5,102
                         1995  $160,000   $12,944           $4,453


(1) Represents the Company's contribution under the Company's 401(k) savings plan and premiums paid by the Company on a life insurance policy, the beneficiary of which is Mr. Wiencek's estate.

   The Company entered into an employment agreement with Richard J. Wiencek, the Company's President and Chief Executive Officer, in February 1994. The agreement provided for an initial term of five years and an automatic renewal for additional successive one year terms. The agreement also provided for a base salary of $160,000 (subject to annual increases in the discretion of the Company's Board of Directors) and annual bonuses equal to 25% of the Company's "free cash flow" as defined in the agreement. In April 1997, the Company amended and restated the Employment Agreement with Mr. Wiencek to provide for a three year term ending March 31, 2000. The new agreement provided for a base salary of $168,000 (subject to annual increase in the discretion of the Compensation Committee of the Company's Board of Directors) and the right to participate in such bonus and other benefit plans as determined by the Compensation Committee.


STOCK OPTION PLAN

   The Company maintains the NEI WebWorld, Inc. Stock Option Plan (the "Option Plan"), which provides for the grant of options to eligible employees and directors for the purchase of Common Stock of the Company. The Option Plan covers, in the aggregate, a maximum of 350,000 shares of Common Stock. The Option Plan provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the Option Plan, the exercise price may not be less than the fair market value of the Common Stock on the date of the grant of the option. No options have been granted under the Option Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 1, 1997 for (1) each person known by the Company to own beneficially 5% or more of the Common Stock, (2) each director and executive officer of the Company and (3) all directors and executive officers of the Company as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.

                                              PERCENTAGE OWNED
                                            NUMBER OF  AFTER
     NAME                                   SHARES     OFFERING
     ----                                   ---------  --------
Barry B. Conrad(1)........................  1,423,463    38.3%
Floyd W. Collins(1).......................  1,422,463    38.2
Brian A. Harpster(2)......................    669,609    18.0
Richard J. Wiencek(3).....................    417,250    11.2
Bruce E. Fredriks.........................          0       0
Robert D. Kopitke(4)......................    124,875     3.4
All directors, nominees for director and
executive officers as a group
(six individuals).........................  2,635,197    70.9

(1) Includes 1,339,213 shares owned of record by Conrad/Collins Merchant Banking Fund Ltd., a Texas limited partnership ("MBF") of which MBG is the general partner. The general partner of MBG is Conrad Collins, Inc., a Texas corporation, of which Messrs. Conrad and Collins are the sole directors and shareholders. Also includes 83,250 shares owned by MBG. The address of Messrs. Conrad and Collins is 700 N. Pearl, Suite 1910, Dallas, Texas 75201.

(2) Consists of 669,609 shares held by Holly Investments, L.P., of which Mr. Harpster's spouse is the beneficial owner. Mr. Harpster's address is 1324
     E. Grand Avenue, Ponca City, Oklahoma 74601.
(3)  Mr. Wiencek's address is 4647 Bronze Way, Dallas, Texas 75236.
(4) Includes 41,625 shares held by The Gensal Group, Inc., of which Mr. Kopitke is the principal shareholder, and 83,250 shares owned by Mr. Kopitke directly.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Company believes that all of the transactions set forth below were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principle shareholders and affiliates, will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

   In April 1996, the Board of Directors of the Company vested all of the outstanding options granted in 1994 (covering an aggregate of 416,250 shares of Common Stock) under certain agreements with Mr. Weincek, MBG and Mr. Kopitke. These shareholders exercised the outstanding options in April 1996 and purchased the underlying shares of Common Stock. In connection with this exercise, Mr. Wiencek issued a note to the Company in the principal amount of $75,000, which becomes due and payable in April 2001. Both MBG and Mr. Kopitke issued notes to the Company for the exercise price of their options in the principal amount of $25,000 each. These notes have the same terms as the note issued by Mr. Wiencek. These notes, which are with recourse, bear interest at a per annum rate of 6% and repayment of the notes is secured by a pledge of the share of Common Stock issued upon the exercise of the options. In the future, no loans will be made to officers, directors, promoters, shareholders or their affiliates who own more than 5% of the outstanding shares of Common Stock except for bona fide business purposes.

   In connection with the organization of the Company and the funding of the Company's acquisition of Newspaper Enterprises, Inc. in February 1994, MBG and Holly Investment, L.P. contributed $500,000 and $250,000, respectively, to the Company and received an aggregate of 58% and 29%, respectively (after giving effect to the conversion of outstanding shares of preferred stock and dividends accrued thereon), of the capital stock of the Company.

   In February 1994, the Company also entered into a management agreement with MBG, of which Barry B. Conrad, the Chairman of the Board of the Company, and Floyd W. Collins, a director of the Company, are principals. Under the terms of the agreement, MBG provided supervisory management services to the Company, including the negotiation, financing and consummation of all of the acquisitions made by the Company. MBG has earned as fees $100,000, $100,000 and $150,000 during fiscal years 1995 and 1996 and 1997, respectively. Pursuant to the management agreement, the Company granted MBG an option to purchase 83,250 shares of common stock at an exercise price of $.30 per share. As of April 1996, all the options became fully vested and were exercised.

   In February 1994, the Company entered into a sales consulting agreement with Robert D. Kopitke under which Mr. Kopitke earned as fees $30,000, $30,000 and $60,000 during fiscal years 1995, 1996 and 1997, respectively. Pursuant to such agreement, the Company granted Mr. Kopitke an option to purchase 83,250 shares of Common Stock at an exercise price of $.30 per share. As of April 1996, all the options became full vested and were exercised. The agreement was terminated, effective April 30, 1997, although Mr. Kopitke will be paid on a project basis for any further sales consulting performed for the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Reference is made to the Exhibit Index on page E-1 for a list of all exhibits filed as part of this report.

(b)  Current Reports on form 8-K:

   The Company was not required to file any reports on Form 8-K during the fiscal quarter ended March 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NEI WEBWORLD, INC.



                                            By: /s/ RICHARD J. WIENCEK
                                               ------------------------------
                                                    Richard J. Wiencek
                                                    Chief Executive Officer

Dated: June 30, 1997

   In accordance with the Exchange Act, this report has been signed below by the following persons of the registrant and in the capacities indicated on June 30, 1997

           Name                                     Title
           ----                                     -----

/s/ RICHARD J. WIENCEK
---------------------------
Richard J. Wiencek           President and Chief Executive Officer and Director


/s/ BRUCE E. FREDRIKS
---------------------------
Bruce E. Fredriks            Vice President-Finance and Administration and
                             Chief Financial Officer (Principal Financial
                             Officer)
/s/ BARRY B. CONRAD
---------------------------
Barry B. Conrad              Director and Chairman of the Board


/s/ FLOYD W. COLLINS
---------------------------
Floyd W. Collins             Director


/s/ BRIAN A. HARPSTER
---------------------------
Brian A. Harpster            Director


/s/ ROBERT D. KOPITKE
---------------------------
Robert D. Kopitke            Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

  3.1           Articles of Incorporation of NEI WebWorld, Inc., as amended. (1)
  3.2           Bylaws, as amended and restated, of NEI WebWorld, Inc. (1)
  4.1           Form of Warrant Agreement. (1)
 10.1           Amended and Restated Employment Agreement of Richard M. Wiencek.
                (1)
 10.2           Consulting Agreement of Robert D. Kopitke. (1)
 10.3           Management Agreement of Conrad/Collins Merchant Banking Group,
                 Ltd. (1)
 10.4           NEI WebWorld, Inc. Stock Option Plan. (1)
 10.5           Contract with The Dallas Morning News.  (1)
 10.6 Loan and Security Agreement by and among the Company and Congress Financial Corporation (Southwest), dated December 31, 1996. (1)
 10.7           Promissory Note issued by NEI WebWorld, Inc. to Webworks, Inc.
                as of September 13, 1996 as amended by the Modification of Promissory Note dated December 30, 1996. (1)
 10.8 Subordinated Note dated February 28, 1994 in the amount of $500,000 executed by NEI WebWorld, Inc. (formerly known as NEI Acquisition Corporation) to Robert L. Jensen. (1)
 10.9 Form of note dated April 2, 1996 issued by certain shareholders of NEI WebWorld, Inc. in connection with stock option exercises.
                (1)
 10.10          Form of Indemnification and Hold Harmless Agreement. (1)
 27.1           Financial Data Schedule. (2)

---------------
(1) Previously filed as an Exhibit to Form SB-2 (File No. 333-23023) and incorporated herein by reference.
(2)  Filed herewith.

                              NEI WEBWORLD, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
INDEPENDENT AUDITORS' REPORT..................................  F-2

FINANCIAL STATEMENTS AND NOTES:

Balance Sheets as of March 31, 1996 and 1997..................  F-3

Statements of Operations for the Years
 Ended March 31, 1995, 1996 and 1997..........................  F-4

Statements of Shareholders' Equity for
 the Years Ended March 31, 1995, 1996
 and 1997.....................................................  F-5

Statements of Cash Flows for the Years
 Ended March 31, 1995, 1996 and 1997..........................  F-6

Notes to Financial Statements.................................  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
 NEI WebWorld, Inc.:

  We have audited the accompanying balance sheets of NEI WebWorld, Inc. as of March 31, 1996 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of NEI WebWorld, Inc. as of March 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP
--------------------------------------
Deloitte & Touche LLP

Dallas, Texas
June 19, 1997

                              NEI WEBWORLD, INC.

                                BALANCE SHEETS

                                                  MARCH 31
                                          ------------------------
                                             1996         1997
                                          -----------  -----------
             ASSETS
CURRENT ASSETS:
  Cash..................................  $      500   $   43,460
  Accounts receivable--net (Notes 3 and
   7)...................................   1,718,046    2,374,985
  Inventories (Note 7)..................     607,538      731,609
  Prepaid expenses and other............      20,145       16,403
  Deferred income tax benefits (Note 9).      13,292           --
  Deferred costs on insurance claims in
   process (Note 6).....................     290,172           --
                                          ----------   ----------
     Total current assets...............   2,649,693    3,166,457
PROPERTY, PLANT AND EQUIPMENT--Net
 (Notes 4 and 7)........................   2,870,215    4,580,355
INTANGIBLES AND OTHER ASSETS--Net (Note
 5).....................................     657,951      716,520
DEFERRED INCOME TAX BENEFITS (Note 9)...      42,024           --
                                          ----------   ----------
     TOTAL..............................  $6,219,883   $8,463,332
                                          ==========   ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable (Notes 7 and 14).........  $  950,000   $1,836,547
  Current portion of long-term debt
   (Notes 7 and 14).....................     689,904      664,286
  Accounts payable......................     706,156    1,576,858
  Accrued expenses and other liabilities     129,613      378,579
  Accrued management and consulting
   fees (Note 13).......................      32,500       63,833
  Accrued equipment installation costs
   (Note 2).............................          --      580,000
                                          ----------   ----------
     Total current liabilities..........   2,508,173    5,100,103
LONG-TERM DEBT--Less current portion
 (Notes 7 and 14).......................   3,020,027    3,218,333
COMMITMENTS (Note 8)
SHAREHOLDERS' EQUITY (Notes 10, 11 and
 14):
  Common stock put warrants for 90,000
   shares, at estimated redemption
    value...............................      50,000           --
  Common stock: 20,000,000 shares of
   $.01 par value authorized; 2,203,628
    shares and 2,719,778 shares issued
     and outstanding, respectively......      22,036       27,198
  Additional paid-in capital............     853,849    1,033,687
  Accumulated deficit...................    (234,202)    (790,989)
  Notes receivable--shareholders........          --     (125,000)
                                          ----------   ----------
     Total shareholders' equity.........     691,683      144,896
                                          ----------   ----------
     TOTAL..............................  $6,219,883   $8,463,332
                                          ==========   ==========


                      See notes to financial statements.

                              NEI WEBWORLD, INC.

                           STATEMENTS OF OPERATIONS


                                                   YEARS ENDED MARCH 31
                                         -------------------------------------
                                             1995         1996         1997
                                         ------------ ------------ -----------
NET SALES (Note 3)...................... $12,005,532  $14,285,858  $17,150,360
COST OF SALES...........................   9,775,507   12,239,998   14,587,980
                                         -----------  -----------  -----------
GROSS PROFIT............................   2,230,025    2,045,860    2,562,380
OPERATING EXPENSES:
  Selling, general and administrative
   (Note 12)............................     912,390    1,164,963    1,791,057
  Depreciation--property................     378,151      410,702      525,273
  Amortization--intangibles.............     232,624      232,485      228,051
  Management and consulting fees (Note
   13)..................................     140,250      157,408      136,333
                                         -----------  -----------  -----------
     Total..............................   1,663,415    1,965,558    2,680,714
                                         -----------  -----------  -----------
OPERATING INCOME (LOSS).................     566,610       80,302     (118,334)
OTHER INCOME (EXPENSE):
  Interest expense (Note 7).............    (420,856)    (445,154)    (531,040)
  Other.................................       3,943       25,776       35,172
  Gain on fire insurance settlement
   (Note 6).............................          --           --      271,265
                                         -----------  -----------  -----------
     Total..............................    (416,913)    (419,378)    (224,603)
                                         -----------  -----------  -----------
INCOME (LOSS) BEFORE INCOME TAX
 EXPENSE AND EXTRAORDINARY ITEM.........     149,697     (339,076)    (342,937)
INCOME TAX (BENEFIT) EXPENSE (Note 9)...      47,823      (29,019)      45,305
                                         -----------  -----------  -----------
INCOME (LOSS) BEFORE EXTRAORDINARY
 ITEM...................................     101,874     (310,057)    (388,242)
EXTRAORDINARY ITEM--Loss on debt
 retirement (Note 7)....................          --           --     (108,545)
                                         -----------  -----------  -----------
NET INCOME (LOSS).......................
                                         $   101,874  $  (310,057) $  (496,787)
                                         ===========  ===========  ===========
EARNINGS (LOSS) PER SHARE:
  Loss before extraordinary item........                   $(0.11)      $(0.14)
                                                      ===========  ===========
  Net loss..............................                   $(0.11)      $(0.18)
                                                      ===========  ===========
COMMON SHARES OUTSTANDING...............                2,719,778    2,719,778
                                                      ===========  ===========

                       See notes to financial statements.

                              NEI WEBWORLD, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY



                                COMMON        COMMON  STOCK       ADDITIONAL                      NOTES          TOTAL
                              STOCK PUT     --------------------   PAID-IN      ACCUMULATED    RECEIVABLE -    SHAREHOLDERS'
                               WARRANTS      SHARES      AMOUNT    CAPITAL        DEFICIT      SHAREHOLDERS      EQUITY
                              ---------     ---------    -------  ----------     ---------     ------------    -----------
BALANCES AT APRIL 1,
 1994.......................  $  50,000     2,003,828    $20,038  $  823,462     $   6,366      $      --      $  899,866
  Accretion on preferred
    stock previously
    outstanding (Note 10)...         --        99,900        999     101,027      (102,026)            --              --
  Accretion for estimated
    redemption value of
    common stock put
    warrants for 90,000
    shares..................    159,124            --         --          --      (159,124)            --              --
  Net income................         --            --         --          --       101,874             --         101,874
                              ---------     ---------    -------  ----------     ---------      ---------      ----------
BALANCES AT MARCH 31,
 1995.......................    209,124     2,103,728     21,037     924,489      (152,910)            --       1,001,740
  Accretion on preferred
    stock previously
    outstanding (Note 10)...         --        99,900        999     (70,640)       69,641             --              --
  Accretion (decrease) for
    estimated redemption
    value of the common
    stock put warrants......   (159,124)           --         --          --       159,124             --              --
  Net loss..................         --            --         --          --      (310,057)            --        (310,057)
                              ---------     ---------    -------  ----------     ---------      ---------      ----------
BALANCES AT MARCH 31,
 1996.......................     50,000     2,203,628     22,036     853,849      (234,202)            --         691,683
  Accretion on preferred
    stock previously
    outstanding (Note 10)...         --        99,900        999      59,001       (60,000)            --              --
  Issuance of common stock
    warrants for 80,000
    shares..................     23,500            --         --          --       (23,500)            --              --
  Redemption of common
    stock warrants for
    170,000 shares..........    (73,500)           --         --          --        23,500             --         (50,000)
  Exercise of stock
    options.................         --       416,250      4,163     120,837            --       (125,000)             --
  Net income................         --            --         --          --      (496,787)            --        (496,787)
                              ---------     ---------    -------  ----------     ---------      ---------      ----------
BALANCES AT MARCH 31,
 1997.......................  $      --     2,719,778    $27,198  $1,033,687     $(790,989)     $(125,000)     $  144,896
                              =========     =========    =======  ==========     =========      =========      ==========

                      See notes to financial statements.

                              NEI WEBWORLD, INC.

                           STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED MARCH 31
                                          -------------------------------------
                                             1995        1996          1997
                                          ----------  -----------  ------------

OPERATING ACTIVITIES:
  Net income (loss).....................  $ 101,874    $(310,057)  $  (496,787)
  Extraordinary loss on debt retirement.         --           --       108,545
  Gain on fire insurance settlement
   (Note 6).............................         --           --      (271,265)
  Noncash items in net income (loss):
     Depreciation and amortization......    610,775      643,187       753,324
     Amortization of debt discount......      8,956        9,510         8,098
     Amortization of debt issuance costs         --           --        11,409
     Interest expense portion of
      long-term debt increase...........         --           --       128,312
     Gain on retirement of asset........         --      (17,032)           --
     Deferred income taxes..............    (37,083)     (18,233)       55,316
  Cash provided by (used for) operating
   working capital:
     Accounts receivable................   (442,699)    (272,919)     (161,075)
     Inventories........................   (523,761)     333,659       428,867
     Prepaid expenses and other.........      2,850       17,928         3,742
     Costs related to insurance claims
      settlements  (Note 6).............         --     (127,741)      (83,227)
     Accounts payable and accrued
      liabilities.......................    158,235     (179,315)      367,199
     Income taxes payable...............     47,542      (47,542)           --
                                          ---------    ---------   -----------
        Net cash provided by (used for)
         operating activities...........    (73,311)      31,445       852,458
                                          ---------    ---------   -----------

INVESTING ACTIVITIES:
  Acquisition of assets (Note 2)........         --           --      (217,063)
  Additions to property, plant and
   equipment............................   (193,079)    (266,420)     (627,651)
  Proceeds from insurance settlements
   (Note 6).............................     61,853       21,824       578,965
  Increase in intangibles and other
   assets...............................    (20,201)          --            --
                                          ---------    ---------   -----------
        Net cash used for investing
         activities.....................   (151,427)    (244,596)     (265,749)
                                          ---------    ---------   -----------

FINANCING ACTIVITIES:
  Borrowings on notes payable and
   long-term debt.......................    400,000      550,000     4,958,208
  Payments/retirement of notes payable
   and long-term debt...................   (553,808)    (636,849)   (5,120,593)
  Payments for debt issuance costs......         --           --       (90,079)
  Borrowings under capital lease
   arrangements.........................         --      300,000            --
  Redemption of warrants................         --           --       (50,000)
  Deferred IPO costs....................         --           --      (241,285)
                                          ---------    ---------   -----------
        Net cash provided by (used for)
         financing activities...........   (153,808)     213,151      (543,749)
                                          ---------    ---------   -----------

INCREASE (DECREASE) IN CASH.............   (378,546)          --        42,960

CASH:
  Beginning of period...................    379,046          500           500
                                          ---------    ---------   -----------
       End of period....................  $     500    $     500   $    43,460
                                          =========    =========   ===========

SUPPLEMENTAL INFORMATION:
  Interest paid.........................  $ 436,075    $ 445,806   $   389,462
                                          =========    =========   ===========
  Income taxes paid (received)..........  $  40,000    $  47,000   $    (9,842)
                                          =========    =========   ===========
  Noncash investing and financing
   activities:
     Acquisition of assets for
      long-term debt
      (Note 2)..........................                           $ 1,010,000
                                                                   ===========
     Exercise of stock options for
      notes receivable
      (Note 11).........................                           $   125,000
                                                                   ===========

                      See notes to financial statements.

                              NEI WEBWORLD, INC.

                         NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business--NEI WebWorld, Inc. (the ``Company'') is in the business of printing television programming schedules, advertising circulars, school catalogs and other similar supplements for newspapers and periodicals. The Company commenced operations in February 1994 following an acquisition accounted for under the purchase method.

  Preparation of Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses for the period. Differences from those estimates are recognized in the period they become known.

  Revenues are recognized as sales primarily when print jobs are shipped. Also, in accordance with trade practice, revenues are accrued for jobs in process at year-end on the basis of production activity at pro rata billing value of work completed.

  Inventories, which consist primarily of paper, are stated at the lower of cost (first-in, first-out method) or market.

  Property, Plant and Equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows: building and improvements--7 to 40 years, printing equipment and other property--3 to 11 years.

  Intangibles and Other Assets are amortized on a straight-line basis over two to five years.

  Financial Instruments consist of cash, receivables, payables and debt, the carrying values of which are a reasonable estimate of their fair values due to their short maturities or current interest rates.

  Deferred Income Taxes are provided under the asset and liability method for temporary differences in the recognition of income and expense for tax and financial reporting purposes.

  Stock-Based Compensation arising from stock option grants is accounted for by the intrinsic value method under APB Opinion No. 25. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," is effective for the Company beginning April 1, 1996, although no options have been granted since that date. This statement requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

  Earnings per Share are computed based on the weighted average number of common shares outstanding in fiscal 1996 and 1997, restated for the common stock split and the preferred stock conversion that occurred on the effective date of the Company's initial public offering ("IPO") in May 1997, as discussed in Notes 10, 11 and 14.

                              NEI WEBWORLD, INC.

2.   ASSET ACQUISITION

  Effective September 13, 1996, the Company acquired certain printing equipment and other assets and assumed certain liabilities from Webworks, Inc. ("Webworks"), a subsidiary of Morris Newspaper Corporation, for $50,000 cash, a $1,010,000 note payable to the seller (Note 7) and $167,063 of acquisition costs ($70,000 for brokerage and related acquisition services--see Note 13; $58,000 for legal services; and $39,063 for consulting and related services) primarily paid in cash. This total purchase price of $1,227,063 was allocated to the assets acquired and liabilities assumed in proportion to their fair values as shown below:

     Current assets acquired--primarily
      receivables and inventories.......  $1,048,802
     Current liabilities assumed........    (828,802)
     Accrued equipment installation
      costs.............................    (580,000)
                                          ----------
     Net current liabilities............    (360,000)
     Web presses and other printing
      equipment acquired................   1,587,063
                                          ----------
                                          $1,227,063
                                          ==========

  The acquired printing equipment is located in a facility leased under a short-term operating lease. The estimated costs for the Company to relocate and install the equipment in its facilities have been accrued based on the installation plan initiated at acquisition. The installation commenced in March 1997 and is expected to be completed in September 1997.


3.   ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS

  Accounts receivable consist of the following:

                                                 MARCH 31
                                          ----------------------
                                             1996        1997
                                          ----------  ----------
     Trade:
        Billed..........................  $1,616,545  $2,268,442
        Accrued revenues on jobs in
         process........................      43,209     189,693
     Other accounts receivable..........      60,644      23,336
                                          ----------  ----------
                                           1,720,398   2,481,471
     Less allowance for doubtful
      accounts..........................       2,352     106,486
                                          ----------  ----------
     Accounts receivable--net...........  $1,718,046  $2,374,985
                                          ==========  ==========

  Revenues and accounts receivable from significant customers represent the following percentages of the Company's net sales and accounts receivable:

                        NET SALES        ACCOUNTS RECEIVABLE
                    ------------------   -------------------
                    1995   1996   1997    1996         1997
                    ----   ----   ----   ------      -------
     Customer A..    56%    55%    35%     36%         19%
     Customer B..    16      6      2       1           2
     Customer C..    --      6      8      14           5

                              NEI WEBWORLD, INC.

4.   PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following:

                                                 MARCH 31
                                          ----------------------
                                             1996        1997
                                          ----------  ----------
   Land.................................  $  186,264  $  186,264
   Building and improvements............     863,830   1,215,406
   Printing equipment and other property   2,611,376   4,457,952
   Furniture and fixtures...............      27,909      29,709
   Automotive and office equipment......       8,000      43,461
                                          ----------  ----------
                                           3,697,379   5,932,792
   Less accumulated depreciation and         827,164   1,352,437
    amortization........................  ----------  ----------
   Property, plant and equipment--net...  $2,870,215  $4,580,355
                                          ==========  ==========

5.   INTANGIBLES AND OTHER ASSETS

  Intangibles and other assets consist of the following:

                                                MARCH 31
                                          --------------------
                                            1996       1997
                                          ---------  ---------
   Noncompete agreement (with prior
    owner of the Company; five-
       year term from February
        1994--see Notes 1 and 7)........   $750,000   $750,000
   Goodwill.............................    305,533    305,533
   Debt issuance costs..................     80,322     90,079
   Organizational costs.................     25,235     25,235
   Less accumulated amortization........    503,139    695,612
                                           --------   --------
     Total                                  657,951    475,235
   Deferred IPO costs...................         --    241,285
                                           --------   --------
   Intangibles and other assets--net....   $657,951   $716,520
                                           ========   ========

6.   FIRE INSURANCE CLAIMS

  On March 6, 1996, a fire damaged a portion of the Company's facilities. Related to this fire, the Company deferred costs totaling $290,172, consisting primarily of $162,431 for the net book value of property identified as damaged by the fire, $62,042 for cleanup costs and $65,699 for restoration and enhancement costs incurred through March 31, 1996. The Company continued to incur cleanup and restoration costs after March 31, 1996, and was in the process of finalizing its claim with an insurance company at that date.

  During fiscal 1997, the Company incurred additional cleanup costs of $83,227, received insurance proceeds of $578,965 and recorded a gain of $271,265. Also, total restoration and enhancement costs of $395,903 were recorded as additions to buildings and improvements and to equipment.

                              NEI WEBWORLD, INC.

7.   NOTES PAYABLE, CREDIT FACILITIES AND CAPITALIZED LEASE OBLIGATIONS

Long-term debt consists of the following:


                                                         MARCH 31
                                                  ----------------------
                                                     1996        1997
                                                  ----------  ----------
Notes payable to lender under term
 loans, due in monthly principal
 installments of $38,690, plus
 interest at lender's prime rate
 (8.5% at March 31, 1997), plus 1.5%,
 balance due December 31, 1998,
 collateralized by substantially all
 Company assets..............................     $     --    $3,172,619
Subordinated note payable to Webworks
 interest at 12% payable quarterly,
 plua principal installments of $100,000
 on September 12, 1997 and 1998, and
 $310,000 on September 12, 1999,
 collateralized by certain property..........           --       510,000
Subordinated note payable to prior
 owner, due in annual principal
 installments of $100,000, plus
 interest at 8% payable quarterly,
 through February 28, 1999,
 collateralized by certain property..........      300,000       200,000
Note payable to bank under term loan,
 due in monthly installments of $9,320,
 including interest at 8.64%, balance
 due March 31, 1999, collateralized
 by substantially all Company assets.........      859,660            --
Subordinated notes payable to lender
 (net of $31,434 unamortized discount
 assigned to common stock warrant),
 interest at 12% payable quarterly, plus
 principal installments of $62,500 per
 quarter beginning June 30, 1997 through
 March 31, 2000, collateralized by
 substantially all Company assets............      718,566            --
Capital lease obligations, due in
 monthly installments of $58,660,
 including interest at 8.6% to 10.9%
 through December 31, 2000, collateralized
 by the leased equipment. Future minimum
 lease payments total $2,100,431, which
 includes interest of $268,726...............    1,831,705           --
                                                ----------   ----------
                                                 3,709,931    3,882,619
Less current portion.........................      689,904      664,286
                                                ----------   ----------
Long-term debt--less current portion.........   $3,020,027   $3,218,333
                                                ==========   ==========

  Notes payable of $1,836,547 at March 31, 1997, are outstanding under a $3,750,000 revolving loan agreement as of that date which matures December 31, 1998, and is subject to annual renewals thereafter. Borrowings under the revolving loan are subject to borrowing base requirements which may be adjusted at the lender's discretion, bear interest payable monthly at lender's prime rate plus 1.25%, and are collateralized by a lockbox requirement and by substantially all Company assets. The revolving loan carries a .25% annual commitment fee, payable quarterly, on the unused portion of the loan.

  The loan agreement and notes payable to lender under the revolving loan and term loans require maintenance of specified levels of adjusted net worth and limit additional debt, investing activities, payment of dividends, purchases of Company stock, other changes in ownership and transactions with related parties. The loan agreement carries a $1,000 monthly servicing fee and early termination fees of $270,000 prior to December 31, 1997, $180,000 prior to December 31, 1998, and $90,000 prior to the end of any renewal period. At March 31, 1997, and in a subsequent month, the Company was in violation of certain debt covenants, but returned to compliance in May 1997 when the Company completed the IPO and repaid $3,400,000 on the term and revolving loans outstanding at that time.

                              NEI WEBWORLD, INC.

  The loan agreement also provides for capital expenditures loans of up to $2,000,000, which would bear interest at the lender's prime rate, plus 1.5%, would be payable monthly over five years or by the termination of the agreement, and would be collateralized by substantially all Company assets. No capital expenditures loans are outstanding at March 31, 1997.

  In December 1996, a portion of the proceeds under these facilities were used by the Company to retire the notes payable to the bank under the previous revolving line of credit, the term loans and the subordinated notes payable discussed below. In connection with this debt retirement, an extraordinary loss of $108,545 was recognized, including write-offs of the related debt issuance costs of $33,000 and unamortized debt discount of $23,000.

  Notes payable of $950,000 at March 31, 1996, were outstanding under a $1,100,000 revolving bank line of credit which matures March 31, 1997 (as revised on September 13, 1996). Borrowings under the line of credit were subject to borrowing base requirements, bearing interest payable monthly at the bank's base rate (8.25% at March 31, 1996) plus 1.5% and collateralized by substantially all Company assets. The revolving line of credit carried a commitment fee of .25% on the unused portion of the loan. These notes payable were retired in December 1996.

  On September 13, 1996, the subordinated lender and the Company amended the subordinated loan agreement. The amended agreement provided for an accelerated payment on the original loan of $50,000 payable on September 19, 1996, without prepayment penalty. In addition, this lender received warrants to purchase 80,000 shares of the Company's stock for $1 a share, and granted the Company the option to repay the loan in full by December 31, 1996, without any prepayment penalties and repurchase the 1994 and 1996 warrants for $50,000. This note payable was retired and the warrants were redeemed in December 1996.

  Long-term debt under the agreements existing at March 31, 1997, matures as follows:

       1998.................................... $  664,286
       1999....................................  2,908,333
       2000....................................    310,000
                                                ----------
                                                $3,882,619
                                                ==========

8.   COMMITMENTS

  Purchase Commitments--In March 1997, the Company entered into an unconditional purchase obligation to a printing materials supplier for purchases at market value through March 2000. Minimum future purchases under this agreement at March 31, 1997, are as follows:

       1998.................................... $200,000
       1999....................................  200,000
       2000....................................  183,333
                                                --------
                                                $583,333
                                                ========

                              NEI WEBWORLD, INC.

  Operating Leases--During fiscal 1997, the Company entered into long-term noncancelable operating leases for certain equipment and for an adjacent plant facility. Minimum future rental commitments for these leases at March 31, 1997, are as follows:

       1998.................................... $  186,402
       1999....................................    221,976
       2000....................................    214,620
       2001....................................    213,444
       2002....................................    213,444
       Thereafter..............................     88,935
                                                ----------
                                                $1,138,821
                                                ==========

  The Company has entered into a contract to purchase the leased plant facility for $1,700,000 by December 31, 1997. Should the Company fail to close this transaction, the lease remains in effect and provides a five-year renewal option at market rates. Rent expense under operating leases for fiscal 1995, 1996 and 1997 was $0, $4,058 and $47,348, respectively.


9.   INCOME TAXES

  The tax effects of significant items comprising the Company's net deferred income tax benefit are as follows:

                                                MARCH 31
                                          ---------------------
                                            1996        1997
                                          ---------  ----------
     Current:
        Allowance for accounts
         receivable, not currently
          deductible....................  $  1,000   $  36,000
        Vacation and bonus accruals,
         not currently deductible.......     7,000      17,000
        Other...........................     5,292      (9,000)
        Valuation allowance.............        --     (44,000)
                                          --------   ---------
           Total current assets.........    13,292          --
     Long-term:
        Accelerated depreciation and
         amortization for tax
          purposes......................   (68,468)    (71,000)
        Gain on fire insurance
         settlement, not currently
         taxable........................        --     (92,000)
        Net operating loss carryforward
         (expiring 2011
         through 2012)..................   120,000     301,000
        Alternative minimum tax credit
         carryforward...................    68,000      68,000
        Valuation allowance.............   (77,508)   (206,000)
                                          --------   ---------
           Total long-term assets.......    42,024          --
                                          --------   ---------
     Net deferred tax asset.............  $ 55,316   $      --
                                          ========   =========

                              NEI WEBWORLD, INC.

  The resulting components of income tax expense (benefit) are as follows:

                                             YEAR ENDED MARCH 31
                                      ---------------------------------
                                        1995        1996        1997
                                      ---------  ----------  ----------
     Current........................  $ 84,906    $(10,786)  $ (10,011)
     Deferred.......................   (37,083)    (95,741)   (117,176)
     Change in valuation allowance..        --      77,508     172,492
                                      --------    --------   ---------
     Income tax expense (benefit)...  $ 47,823    $(29,019)  $  45,305
                                      ========    ========   =========

  Income tax expense (benefit) varies from the amount determined by applying the statutory federal income tax rate of 34% to income (loss) before income taxes as follows:

                                                 YEAR ENDED MARCH 31
                                          ----------------------------------
                                            1995        1996         1997
                                          ---------  -----------  ----------
  Income tax expense (benefit) computed
   at federal statutory rate............   $50,897    $(115,286)  $(139,904)
  Change in valuation allowance.........        --       77,508     172,492
  Expenses not deductible for tax
   purposes.............................        --        9,779       6,437
  Other.................................    (3,074)      (1,020)      6,280
                                           -------    ---------   ---------
  Income tax expense (benefit)..........   $47,823    $ (29,019)  $  45,305
                                           =======    =========   =========

10.   PREFERRED STOCKS CONVERTED

  The Company is authorized to issue 2,000,000 shares of $1 par value preferred stock. In fiscal 1997 and prior years, the Company had Series A, B and C preferred stocks issued and outstanding, which had annual cumulative dividends (payable in Series C preferred stock) and mandatory redemption features requiring annual accretion. These preferred stocks were converted to common stock when the registration statement related to the IPO was declared effective in May 1997 (Note 14). The financial statements are presented as if these stocks were converted at the beginning of the periods reported.

11.   COMMON STOCK

  Common Stock--On March 31, 1997, the Company effected a 3.33-to-one stock split. At the effective date of the IPO in May 1997, the Company converted Series A, B and C preferred stocks to 2,008,823 shares of common stock. All share data has been restated for these events.

                              NEI WEBWORLD, INC.

  Common Stock Put Warrants--In connection with the subordinated notes payable to lender, in February 1994, the Company issued warrants for 90,000 shares of common stock. The warrants were exercisable at any time on or prior to the expiration date of February 28, 2004, and entitled the holder to purchase common stock for $1 per share, subject to certain adjustments. An estimated initial value of $50,000 was assigned to the warrants. The warrant holder could require the Company to purchase the warrants or common shares issued upon exercise of the warrants (warrant shares) on or after February 28, 2000, until the expiration date, subject to certain limitations.

  In September 1996, the Company issued to the warrant holder additional warrants for the purchase of 80,000 shares of common stock for $1 per share, valued at $23,500, and in December 1996, redeemed the total 170,000 warrants outstanding for $50,000.

  Common Stock Options--Under a stock option plan, options for no more than 150,000 shares of common stock were authorized to be granted to certain Company employees and consultants at prices equal to or greater than the fair market value of the common stock as determined by the Board of Directors at the dates of grant. In February 1994, the Company granted a principal officer/shareholder, a director/shareholder and a preferred shareholder options to purchase a total of 125,000 shares of common stock at an exercise price of $1 per share. The options were exercisable subject to the Company's attainment of certain earnings requirements. At March 31, 1996, 25,000 options were exercisable.

  In April 1996, the Company vested all options previously granted and terminated that plan. These options for 125,000 shares of common stock were exercised for notes receivable totaling $125,000, which are classified as a reduction of shareholders' equity. The notes (with recourse) bear interest at 6% payable annually and mature in April 2001.

  On April 4, 1997, the Company adopted the 1997 Stock Option Plan (the
"Plan"), which authorizes the Company to grant to employees and directors incentive and nonqualified options to purchase up to 350,000 shares of common stock at a price not less than the fair market value of the common stock on the date of grant. Options under the Plan expire no more than ten years from the later of the date of grant or the date first exercisable. Vesting provisions are at the discretion of the Board of Directors. No options have been granted under the Plan.


12.   EMPLOYEE BENEFIT PLAN

  The Company maintains a 401(k) savings plan which covers substantially all of its regular employees. The Company's annual contribution to the savings plan is determined at the discretion of the Board of Directors. The Company recorded contributions of approximately $31,000, $36,000 and $30,109 for fiscal 1995, 1996 and 1997, respectively.


13.   TRANSACTIONS WITH RELATED PARTIES

  The Company has an agreement with a shareholder and affiliate of two of its directors to provide supervisory management services to the Company. Management fees totaled $100,000 in fiscal 1995 and 1996, with $25,000 included in accrued management and consulting fees at March 31, 1996. For fiscal 1997, management fees totaled $150,000, of which $50,000 related to the acquisition of Webworks assets and refinancing of long-term debt. At March 31, 1997, $50,000 is included in accrued management and consulting fees.

                              NEI WEBWORLD, INC.

  The Company had a consulting agreement with a director and shareholder which provided for a fixed fee each quarter and a contingent fee based on the Company's sales growth. Consulting fees totaled $30,000 in fiscal 1995 and 1996, with $7,500 included in accrued management and consulting fees at March 31, 1996. For fiscal 1997, consulting fees totaled $60,000, of which $30,000 related to the acquisition of Webworks assets. At March 31, 1997, $7,500 is included in accrued management and consulting fees. Effective April 1997, this agreement was terminated.


14.   SUBSEQUENT IPO

  In May 1997, the Company completed an initial public offering ("IPO") of 1,000,000 shares of common stock at $5.50 per share and 1,150,000 common stock warrants at $.125 per warrant, resulting in net proceeds of $4,500,000, of which $3,400,000 was used to repay notes payable. The remaining balance will be used for installation and restoration of equipment acquired from Webworks and for working capital and capital expenditures.

  If the IPO had been completed and the $3,400,000 of notes payable repaid at April 1, 1996, pro forma earnings per share for fiscal 1997 would be as follows (assuming a reduction of interest expense of $302,000 and an increase in the related common shares outstanding of 686,869):

       Loss before extraordinary item    $(.03)
                                         ======
       Net loss                          $(.06)
                                         ======