Form 10QSB
period 1997-06-30
NEI WEBWORLD INC
filed 1997-08-14
CIK 1035028

                                  Form 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


         Quarterly report under Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
For quarter ended June 30, 1997;                 Commission file number: 1-12967



                              NEI WEBWORLD, INC.
            (Exact name of registrant as specified in its charter)

     Texas                                                      75-2524630
     (State or other jurisdiction of                         (IRS employer
      incorporation or organization)                         identification no.)

     4646 Bronze Way                                              75236
     Dallas, Texas 75236                                        (Zip Code)
     (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (214)330-7273


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                      ---   ---

     The number of shares of the registrant's common stock, $.01 par value, outstanding as of August 10, 1997 was 3,719,778 shares.

     Documents Incorporated by reference: None

     Transitional Small Business Disclosure Format: Yes    No x
                                                      ---   ---

                        PART 1 - FINANCIAL INFORMATION


Item 1. Condensed Financial Statements

                              NEI WEBWORLD, INC.

                           CONDENSED BALANCE SHEETS
                                  (unaudited)


                                        June 30,    March 31,
                                          1997        1997
                                       ----------  ----------
                ASSETS

CURRENT ASSETS:
   Cash............................... $  266,047  $   43,460
   Account Receivable - Net...........  2,519,408   2,374,985
   Inventories........................    944,946     731,609
   Prepaid expenses and other.........      8,000      16,403
                                       ----------  ----------
   Total current assets...............  3,738,401   3,166,457
PROPERTY, PLANT AND EQUIPMENT - Net...  5,064,813   4,580,355
INTANGIBLES AND OTHER ASSETS - Net....    409 937     716.520
                                       ----------  ----------
   TOTAL.............................. $9,213,151  $8,463,332
                                       ==========  ==========


 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable....................... $   20,393  $1,836,547
   Current portion of long term debt..    457,143     664,286
   Accounts payable...................  1,788,364   1,576,858
   Accrued expenses and other
        liabilities...................    309,982     442,412
   Accrued equipment installation
        costs.........................    130,972     580,000
                                       ----------  ----------
   Total current liabilities..........  2,706,854   5,100,103
LONG-TERM DEBT - Less current portion.  2,065,788   3,218,333

SHAREHOLDERS' EQUITY:
   Redeemable common stock warrants
        for 1,150,000 shares..........    126,875           -
   Common stock: 20,000,000 shares of
        $.01 par value authorized;
        3,719,778 shares and 2,719,778
        shares issued and outstanding,
        respectively..................     37,198      27,198
   Additional paid-in capital.........  5,401,771   1,033,687
   Accumulated deficit................ (1,000,335)   (790,989)
   Notes receivable - shareholders....   (125,000)   (125,000)
                                       ----------  ----------
   Total shareholders' equity.........  4,440,509     144,896
                                       ----------  ----------

   TOTAL.............................. $9,213,151  $8,463,332
                                       ==========  ==========


                 See notes to condensed financial statements.

                              NEI WEBWORLD, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                  Three Months Ended
                                                        June 30,
                                                   1997         1996
                                                ----------   ----------
NET SALES.....................................  $4,697,758   $3,479,751
COST OF SALES.................................   4,131,682    2,966,240
                                                ----------   ----------

GROSS PROFIT..................................     566,076      513,511
OPERATING EXPENSES:
     Selling, general and administrative......     454,081      309,505
     Depreciation - property..................     145,161      106,304
     Amortization - intangibles...............      54,039       58,054
     Management and consulting fees...........      30,000       45,833
                                                ----------   ----------
        Total.................................     683,281      519,696

OPERATING LOSS................................    (117,205)      (6,185)
OTHER INCOME (EXPENSE):
     Interest expense.........................    (128,406)    (111,429)
     Other....................................       1,265       16,435
                                                ----------   ----------
        Total.................................    (127,141)     (94,994)

LOSS BEFORE INCOME TAX
 EXPENSE AND EXTRAORDINARY ITEM...............    (244,346)    (101,179)
INCOME TAX BENEFIT EXPENSE....................           -            -
                                                ----------   ----------

LOSS BEFORE EXTRAORDINARY ITEM................    (244,346)    (101,179)
EXTRAORDINARY ITEM - Gain on debt retirement..      35,000            _
                                                ----------   ----------
NET LOSS......................................    (209,346)    (101,179)

EARNINGS PER SHARE:
     Loss before extraordinary item...........  $    (0.08)  $    (0.04)
                                                ==========   ==========

     Net loss.................................  $    (0.07)  $    (0.04)
                                                ==========   ==========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING..................................   3,170,327    2,719,778
                                                ==========   ==========



                  See notes to condensed financial statements

                              NEI WEBWORLD, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                     Three Months Ended
                                                                           June 30,
                                                                      1997          1996
                                                                  ------------  ------------

OPERATING ACTIVITIES:
     Net loss                                                     $  (209,346)    $(101,179)
     Extraordinary gain on debt retirement                            (35,000)            -
     Non-cash items in net loss:
        Depreciation and amortization                                 199,200       164,358
        Amortization of debt issuance cost                             11,259             -
        Interest expense portion of long-term debt increase           102,606             -
Cash provided by (used for) operating working capital:
        Accounts receivable                                          (144,423)      363,514
        Inventories                                                  (213,337)       97,434
        Prepaid expenses and other                                      8,403       (55,427)
        Costs related to insurance claims settlements                       -      (263,061)
        Accounts payable and accrued liabilities                       79,076       321,545
        Accrued equipment installation cost                          (449,028)            _
                                                                  -----------     ---------
          Net cash provided by (used for) operating activities       (650,590)      527,184

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                      (629,619)     (118,542)
     Decrease in intangibles and other assets                               -       (18,407)
                                                                  -----------     ---------
          Net cash used for investing activities                     (629,619)     (136,949)

FINANCING ACTIVITIES:
     Borrowings on notes payable and long-term debt                 3,204,896       100,000
     Payments/retirement of notes payable and long-term debt       (6,620,085)     (307,960)
     Borrowings/payments under capital lease arrangements             171,741      (182,275)
     Net proceeds from initial public offering                      4,746,244             _
                                                                  -----------     ---------
          Net cash provided by (used for) financing activities      1,502,796      (390,235)

INCREASE IN CASH                                                      222,587             -

CASH:
     Beginning of period                                               43,460           500
                                                                  -----------     ---------
     End of period                                                $   266,047     $     500
                                                                  ===========     =========



                  See notes to condensed financial statements

                                 NEI WEBWORLD
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                 As of and for the Period Ended June 30, 1997
                                  (unaudited)

Note 1: Interim Financial Statements

     The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. Some adjustments involve estimates which may require revision in subsequent interim periods or at year end. The unaudited financial statements and footnotes should be read in conjunction with the Company's financial statements for the year ended March 31, 1997 that are included in Form 10-KSB that was filed with the Securities and Exchange Commission on June 27, 1997. Operating results for the three month period are not necessarily indicative of results expected for the remainder of the year.


Note 2: Earnings per Common Share

     Earnings per common share is based on the weighted average shares outstanding in each period.

                        Part 1 - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General: WebWorld is a high-volume commercial printer specializing in the printing of multi-color freestanding magazines, catalogues, tabloids, inserts and mail wraps. Historically, the Company has concentrated on the newsprint sector of the printing industry. Contracts with local newspapers for the printing of weekly television guides accounted for 72%, 61% and 35% of net sales for the years ended March 31, 1995, 1996 and 1997, respectively and 27% of net sales for the quarter ended June 30, 1997. In September 1996, the Company purchased certain assets of Webworks Inc., which allows it to expand more rapidly into the coated and premium paper segments of the commercial printing market. The asset acquisition also expands the Company's post-press production services, such as stapling, binding, sorting and folding printed materials for mass mailing. In June 1997, the Company acquired through a capital lease certain pre-press equipment which is expected to greatly increase the Company's pre-press capabilities.

Results of Operations: First quarter ended June 30, 1997 compared to the same period of the prior year.

Sales increased $1.2 million and 35% to $4.7 million as compared to the same period of the prior year primarily due to increases in the sale of magazine and catalogue product services utilizing coated and other premium papers. The purchase of the Webworks assets in September 1996 significantly increased the Company's capacity to produce such premium products. Sales to the Dallas Morning News as a percentage of total sales decreased to 27% for the quarter ended June 30, 1997 from 47% for the prior comparable period. The primary reason for this decrease is the increase in total sales and the loss of certain "wrap" or free standing insert product services.

Gross profit increased 8% to $566,000 and 12% of net sales as compared to $514,000 and 15% of net sales in the prior comparable period. The gross profit margin decrease as a percentage of net sales reflects increased labor, maintenance and freight costs associated with the operation of two separate production facilities in the quarter ended June 30, 1997. The Company purchased certain assets of Webworks, Inc. in September, 1996 and has operated separate press and post-press functions at the Webworks site since the acquisition. The Company began moving the acquired assets to its primary production facilities in April 1997 and expects to have the move completed in September 1997. Upon completion of the equipment move the Company expects to realize costs savings through the elimination of certain maintenance, supervisory, inventory purchasing and handling and administrative positions. Paper and material costs were down approximately 4% from the comparable period of the prior year due primarily to a decrease in newsprint paper costs. Paper and material costs were flat as compared to the most recent quarter ended March 31, 1997. The Company expects paper and material costs to remain flat or to increase marginally in the second quarter ending September 30, 1997.

Operating Expenses increased 31% to $683,000 and 14.5% of net sales as compared to $520,000 and 14.9% of net sales in the prior comparable period. The increase is due primarily to increases in payroll and related costs associated with an upgrading of the sales and marketing department. Cost increases were also incurred in administrative salaries, caused primarily by the need to support the growth of the Company, and in property taxes and depreciation expense, which increased with the acquisition of $2.6 million in new equipment during the twelve months ended June 30, 1997.

Loss Before Income Tax Expense and Extraordinary Items increased $143,000 to $(244,000) for the quarter ended June 30, 1997 as compared to the same period of the prior year due to the factors described above.

Net Loss increased $108,000 to $(209,000) for the quarter ended June 30, 1997 as compared to the same period of the prior year. The Net Loss in the quarter ended June 30, 1997 includes a $35,000 gain on early retirement of debt relating to the acquisition of the Webworks assets.

Net Loss per share increased to $(0.07) as compared to $(0.04) for the comparable period of the prior year. The change in the weighted average common shares outstanding is due to the completion of an initial public offering resulting in the issuance by the Company of an additional one million shares of common stock on May 21, 1997.

Liquidity and Capital Resources:

In May 1997, the Company completed an initial public offering of common stock and common stock warrants. Proceeds of the offering, less underwriting commissions and fees and other offering expenses was $4.5 million. Proceeds were used as follows: $3.4 million to repay existing notes payable; $450,000 for the cost of relocating the Webworks assets and $650,000 for capital expenditures and general working capital requirements.

Congress Financial Corporation (Southwest) ("Congress") has provided the Company revolving credit, equipment, real estate and future capital expenditure facilities totaling $9 million, of which $2.35 million was drawn at June 30, 1997. The capital expenditure facility's term runs concurrently with the term of the revolving credit facility and provides financing for up to 85% of the value of the equipment purchased. These borrowings would be payable over five years or by the termination of the facilities.

The Company expects to complete in the current quarter the acquisition of a facility adjacent to its existing building to accommodate the Company's expansion needs. The cost of acquiring and upgrading the facility should approximate $2.3 million and is expected to be financed through a third party lender. The Company expects any additional capital expenditures to be financed through internally generated funds or through funds available under the Congress facilities.

                          PART 2 - OTHER INFORMATION


Items 1, 2, 3, 4, and 5 are omitted from this report as inapplicable.

Item 6. Exhibits and reports on Form 8-K.

   (a) The following document is filed as part of this Quarterly Report on Form 10-QSB.

        Exhibit No.             Description of Exhibits
        -----------             -----------------------

        27.1*           Financial Data Schedule required by Item 601 of
                        Regulation S-B.


        *Filed herewith.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NEI WEBWORLD, INC.
                                        (Registrant)



Date: August 13, 1997                   By:
                                           -------------------------------------
                                           Richard J. Wiencek
                                           Chief Executive Officer



Date: August 13, 1997                   By:
                                           -------------------------------------
                                           William K. Daniels
                                           Chief Financial Officer