Form 10QSB
period 1997-09-30
NEI WEBWORLD INC
filed 1997-11-13
CIK 1035028

                                  Form 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
    For quarter ended September 30, 1997  Commission file number:   1-12967


                              NEI WEBWORLD, INC.
            (Exact name of registrant as specified in its charter)

     TEXAS                                        75-2524630
     (State or other jurisdiction of              (IRS employer
     incorporation or organization)               identification no.)

     4646 BRONZE WAY                              75236
     DALLAS, TEXAS 75236                          (Zip Code)
     (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                (214) 330-7273

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past ninety days.
Yes  x     No
    ---        ---

     The number of shares of the registrant's common stock, $.01 par value, outstanding as of November 10, 1997 was 3,719,778 shares.

     Documents Incorporated by reference: None

     Transitional Small Business Disclosure Format: Yes        No   x
                                                        ---       ---

                        PART 1 - FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                              NEI WEBWORLD, INC.
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                          SEPTEMBER  30,    MARCH 31,
                                                               1997           1997
                                                          ---------------  -----------
                   ASSETS

CURRENT ASSETS:
 Cash...................................................     $     8,164   $   43,460
 Account Receivable - Net...............................       2,944,058    2,374,985
 Inventories............................................         865,536      731,609
 Prepaid expenses and other.............................          12,500       16,403
                                                             -----------   ----------
 Total current assets...................................       3,830,258    3,166,457
PROPERTY, PLANT AND EQUIPMENT - Net.....................       7,786,530    4,580,355
INTANGIBLES AND OTHER ASSETS - Net......................         438,152      716,520
                                                             -----------   ----------
 TOTAL..................................................     $12,054,940   $8,463,332
                                                             ===========   ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable...........................................     $ 1,729,807   $1,836,547
 Current portion of long-term debt......................         568,101      664,286
 Accounts payable.......................................       2,696,114    1,576,858
 Accrued expenses and other liabilities.................         415,750      442,412
 Accrued equipment installation costs...................          36,870      580,000
                                                             -----------   ----------
 Total current liabilities..............................       5,446,642    5,100,103
LONG-TERM DEBT - Less current portion...................       2,704,836    3,218,333
SHAREHOLDERS' EQUITY:
 Redeemable common stock warrants for 1,150,000 shares..         126,875            -
 Common stock:  3,719,778 and 2,719,778 shares
  issued and outstanding, respectively..................          37,198       27,198
 Additional paid-in capital.............................       5,380,312    1,033,687
 Accumulated deficit....................................      (1,540,923)    (790,989)
 Notes receivable - shareholders........................        (100,000)    (125,000)
                                                             -----------   ----------
 Total shareholders' equity.............................       3,903,462      144,896
                                                             -----------   ----------

 TOTAL..................................................     $12,054,940   $8,463,332
                                                             ===========   ==========



                 See notes to condensed financial statements.

                              NEI WEBWORLD, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                   1997               1996         1997         1996
                                                ----------         ----------  -----------  -----------

NET SALES.............................          $4,819,639         $3,828,493   $9,517,397   $7,308,244
COST OF SALES.........................           4.326.682          3,270,208    8,458,364    6,236,448
                                                ----------         ----------   ----------   ----------

GROSS PROFIT..........................             492,957            558,285    1,059,033    1,071,796
OPERATING EXPENSES:
 Selling, general and administrative..             547,852            308,296    1,001,933      617,801
 Depreciation - property..............             154,678            106,304      299,839      212,608
 Amortization - intangibles...........              50,783             51,551       93,563      103,103
 Management and consulting fees.......              21,167             59,166       51,167      104,999
                                                ----------         ----------   ----------   ----------
    Total.............................             774,480            525,317    1,446,502    1,038,511

OPERATING INCOME (LOSS)...............            (281,523)            32,968     (387,469)      33,285
OTHER INCOME (EXPENSE)
 Interest expense.....................             (81,810)          (116,361)    (221,475)    (234,292)
 Gain on fire settlement..............                   0            271,265            0      271,265
 Asset acquisition expenses...........            (182,632)                 0     (182,632)           0
 Other................................               5,377              1,278        6,642       17,713
                                                ----------         ----------   ----------   ----------
    Total.............................            (259,065)           156,182     (397,465)      54,686
                                                ----------         ----------   ----------   ----------

INCOME (LOSS) BEFORE INCOME
 TAX EXPENSE AND
 EXTRAORDINARY ITEM...................            (540,588)           189,150     (784,934)      87,971
INCOME TAX (BENEFIT)
 EXPENSE..............................                   -             29,826            -       29,826
                                                ----------         ----------   ----------   ----------

INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM...................            (540,588)           159,324     (784,934)      58,145
EXTRAORDINARY ITEM -
 Gain on debt retirement..............                   -                  -       35,000            -
                                                ----------         ----------   ----------   ----------

NET INCOME (LOSS).....................          $ (540,588)        $  159,324   $ (749,934)  $   58,145
                                                ==========         ==========   ==========   ==========

EARNINGS PER SHARE:
 Income (loss)  before extraordinary
   item...............................          $    (0.15)        $     0.06   $    (0.23)  $     0.02
                                                ==========         ==========   ==========   ==========

 Net Income (loss)....................          $    (0.15)        $     0.06   $    (0.22)  $     0.02
                                                ==========         ==========   ==========   ==========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING...................           3,719,778          2,719,778    3,446,554    2,719,778
                                                ==========         ==========   ==========   ==========

                 See notes to condensed financial statements.

                              NEI WEBWORLD, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                  SIX MONTHS ENDED
                                                     SEPTEMBER 30,
                                                   1997         1996
                                               ------------  -----------

OPERATING ACTIVITIES:
  Net income (loss).....................       $  (749,934)  $    58,145
  Extraordinary gain on debt retirement.           (35,000)            -
  Non-cash items in net income (loss):
     Depreciation and amortization......           393,402       315,711
     Amortization of debt issuance cost.            22,520        13,005
     Interest expense portion of notes
      payable and long-term
       debt increase....................           180,647             -
  Cash provided by (used for) operating
   working capital:
     Accounts receivable................          (569,073)     (823,166)
     Inventories........................          (133,927)     (452,409)
     Prepaid expenses and other.........             3,903        (5,126)
     Costs related to insurance claims
      settlements.......................                 -       290,172
     Accounts payable and accrued
      liabilities.......................         1,092,594     1,244,155
     Accrued equipment installation cost          (543,130)      580,000
                                               -----------   -----------
       Net cash provided by (used for)
        operating activities............          (337,998)    1,220,487

INVESTING ACTIVITIES:
  Additions to property, plant and
   equipment............................        (3,506,014)   (1,719,312)
  Increase in intangibles and other
   assets...............................                 -       (17,102)
                                               -----------   -----------
     Net cash used for investing
      activities........................        (3,506,014)   (1,736,414)

FINANCING ACTIVITIES:
  Borrowings on notes payable and
   long-term debt.......................         2,872,403     1,010,000
  Payments/retirement on notes payable
   and long-term debt...................        (3,734,472)     (494,573)
  Payments for debt issuance cost.......           (79,000)            -
  Net proceeds from initial public
   offering.............................         4,724,785             -
  Reduction in notes receivable
   -shareholders........................            25,000             -
                                               -----------   -----------
     Net cash provided by  financing
      activities........................         3,808,716       515,427
                                               -----------   -----------

DECREASE IN CASH........................           (35,296)         (500)

CASH:
  Beginning of period...................            43,460           500
                                               -----------   -----------
  End of period.........................       $     8,164   $         0
                                               ===========   ===========


                 See notes to condensed financial statements.

                                 NEI WEBWORLD
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
              AS OF AND FOR THE PERIOD ENDED SEPTEMBER  30, 1997


Note 1: Interim Financial Statements

    The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and applicable SEC regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. Some adjustments involve estimates which may require revision in subsequent interim periods or at year end. The unaudited financial statements and footnotes should be read in conjunction with the Company's financial statements for the year ended March 31, 1997 that are included in Form 10-KSB that was filed with the Securities and Exchange Commission on June 27, 1997. Operating results for the three month and six month periods are not necessarily indicative of results expected for the remainder of the year.

Note 2: Earnings per Common Share

          Earnings per common share is based on the weighted average shares
outstanding in each period.   Common stock warrants are not included in shares
outstanding as common stock equivalents in the fiscal 1998 amounts because they are anti-dilutive in the net loss per share computation.

                        PART 1 - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General: WebWorld is a high-volume commercial printer specializing in the printing of multi-color freestanding magazines, catalogues, tabloids, inserts and mail wraps. Historically, the Company has concentrated on the newsprint sector of the printing industry. Contracts with local newspapers for the printing of weekly television guides accounted for 72%, 61% and 35% of net sales for the years ended March 31, 1995, 1996 and 1997, respectively and 27% of net sales for the quarter and six months ended September 30, 1997. In September 1996, the Company purchased certain assets of Webworks, Inc., which allowed it to expand more rapidly into the coated and premium paper segments of the commercial printing market. The asset acquisition also expanded the Company's post-press production services, such as stapling, binding, sorting and folding printed materials for mass mailing.

In June 1997, the Company increased its press production capacity through the acquisition of an additional heatset web press and also acquired certain pre-press equipment. In September 1997, the Company purchased certain assets of Pelican Press, Inc. in order to again increase its press production and post-press production capacity. Since the purchase of certain assets of Webworks, Inc. in September 1996 the Company operated separate press and post-press functions at the Webworks site. In September 1997, the Company vacated the Webworks facility and, except for a press currently in storage, completed the installation of the Webworks assets in its primary production facility. In September 1997, the Company began operation of press and post-press functions at a third location as a result of its acquisition of certain assets of Pelican Press, Inc. In October 1997, the Company began moving the acquired assets to its primary production facility and expects to have this move completed by the end of November 1997.

Selected comparable financial information:

                                                          Second Quarter      Six Months
                                                               Ended             Ended
                                                           September 30       September 30
                                                          1997      1996     1997      1996
                                                         -------   ------   -------  -------

   Net sales                                              100.0%   100.0%   100.0%   100.0%
   Cost of Sales                                           89.8%    85.4%    88.9%    85.3%
                                                         ------    -----    -----    -----
   Gross Profit                                            10.2%    14.6%    11.1%    14.7%
   Selling, general & administrative expenses              11.4%     8.1%    10.5%     8.5%
   Depreciation                                             3.2%     2.8%     3.2%     2.9%
   Amortization of intangibles                              1.0%     1.3%     1.0%     1.4%
   Management & consulting fees                             0.4%     1.5%     0.5%     1.4%
                                                         ------    -----    -----    -----
   Operating income (loss)                                 (5.8%)    0.9%    (4.1%)    0.5%
   Other (income) expense                                   3.7%    (7.0%)    1.8%    (3.9%)
   Interest expense (net)                                   1.7%     3.0%     2.3%     3.2%
                                                         ------    -----    -----    -----
   Income (loss) before income taxes                      (11.2%)    4.9%    (8.2%)    1.2%
   Income taxes                                             0.0%     0.7%     0.0%     0.4%
                                                         ------    -----    -----    -----
   Net income (loss) before
      extraordinary item                                  (11.2%)    4.2%    (8.2%)    0.8%
   Extraordinary item                                       0.0%     0.0%     0.3%     0.0%
                                                         ------    -----    -----    -----
   Net income (loss)                                     (11.2%)     4.2%   (7.9%)     0.8%
                                                         ======    =====    =====    =====

Results of Operations: Second quarter ended September 30, 1997 compared to the same period of the prior year (comparable quarter).

Net Sales
---------

Sales increased $1.0 million and 26% to $4.8 million as compared to the same period of the prior year primarily due to increases in the sale of magazine and catalogue product services utilizing coated and other premium papers. The purchase of the Webworks assets in September 1996 and the additional acquisitions in June and September 1997 significantly increased the Company's capacity to produce such premium products. Sales to the Dallas Morning News, comprised primarily of newsprint products, as a percentage of total sales decreased to 27% for the quarter ended September 30, 1997 from 39% for the prior comparable period. The primary reason for this decrease is in the increase in total sales to other customers.

Gross Profit
------------

Gross profit decreased 12% to $493,000 and 10.2% of net sales as compared to $558,000 and 14.6% of net sales in the prior comparable period. The gross profit margin decrease as a percentage of net sales reflects increased labor, equipment repair and utilities costs associated with the operation of additional production facilities during the quarter and with the move of certain equipment to the Company's primary production facility.

Labor costs increased to $1.16 million and 24% of sales as compared to $694,000 and 18% for the same period of the prior year. A significant portion of the labor increase is due to scheduling and production inefficiencies caused by the loss of press and post-press production capacity during the move of the Webworks assets and the move and installation of the additional press acquired in June, 1997. Production time lost during the installation and "debugging" of these machines decreased scheduling flexibility and decreased the Company's ability to match jobs to their most efficient press and post-press equipment. Press and post-press labor increased $360,000 and 60% compared to the comparable prior year quarter and increased as a percent of sales to 19.9% from 15.7%. Pre-press labor also increased $104,000 to 4.1%. Repair and maintenance, supplies and utilities expenses increased $113,000 to 6.1% of sales as compared to 4.7% of sales in the comparable quarter of the prior year. The majority of the increase can be attributed to costs associated with the disassembly and reassembly of equipment and the operation of multiple production facilities.

Paper and material costs decreased to 58.3% of sales as compared to 61.2% in the comparable period of the prior year. The decrease is due primarily to an increase in the production of higher margin coated and premium paper products and a decrease in newsprint prices. The average cost of newsprint in the most commonly used web sizes have decreased 10% when compared to the prior year's comparable quarter.

Operating Expenses
------------------

Operating expenses increased $249,000 to 16.1% of sales as compared to 13.7% in the comparable quarter of the prior period. The increase is due to an increase in payroll and related costs associated with an increase in sales and marketing, administrative and support personnel caused primarily by the need to support the expected growth of the Company, and in property taxes and depreciation expense, which increased with the new equipment acquisition.

Other Income (Expense)
----------------------

Other Income (Expense) decreased $415,000 to a net expense of $259,000 from net other income of $156,000 for the comparable quarter in the prior year. The current quarter reflects a decrease in the interest expense due to a net decrease in average borrowing and an asset acquisition expense of $183,000 for operating costs incurred to maintain Pelican Press, Inc. assets prior to the completion of the asset acquisition in September 1997. The comparable quarter in the prior period includes a $271,000 gain from the settlement of an insurance claim relating to a fire which occurred at the Company's primary production facility in March 1996.

Per Share
---------

Net Loss per share increased to $ (0.15) as compared to net income of $ 0.06 for the comparable period of the prior year. The change in the weighted average common shares outstanding is due to the completion of an initial public offering resulting in the issuance by the Company of an additional one million shares of common stock on May 21, 1997.

Results of Operations: Six months ended September 30, 1997 compared to the same period of the prior year.

Net Sales
---------

Sales increased $2.2 million and 30% to $9.5 million for the six months ended September 30, 1997 as compared to the same period of the prior year due primarily to the factors previously discussed. Sales to The Dallas Morning News as a percentage of total sales were 27%, as compared to 42% for the comparable prior period.

Gross Profit
------------

Gross Profit remained virtually flat at $1.06 million and 11.1% of sales as compared to $1.07 million and 14.7% in the prior comparable year. Labor increased to $2.2 million and 23.0% of sales as compared to $1.3 million and 17.6% for the same period in the prior year. Press and post-press labor increased $692,000 to 19.0% of sales as compared to 15.3% in the comparable period of the prior year. This variance is attributable to the inefficiencies caused by the move and installation of several presses as stated above in the discussion of the labor costs for the quarter ended September 30, 1997 and the assimilation of a third production facility housing the Pelican Press, Inc. assets which occurred in the recent quarter ended September 30, 1997. Pre-press labor increased to 3.9% of sales compared to 2.2% in the prior period primarily due to a planned staffing increase implemented to accommodate the increased production capacity associated with the recent press and pre-press equipment acquisitions.

Other manufacturing costs increased $222,000 to 6.8% of sales as compared to 5.9% in the comparable prior period. This increase can be attributed to the costs associated with the disassembly and reassembly of equipment and the operation of multiple production facilities. The majority of this increase is utilities expense which increased $118,000 and .7% of sales due to the cost of operating two and three separate production facilities during the current year.

Paper and material costs decreased to 59.1% of sales as compared to 61.9% in the comparable prior period. This decrease is due primarily to an increase in the production of higher margin coated and premium paper products and a decrease in newsprint prices, including a 10% decrease in the cost of the Company's two most commonly purchased newsprint web sizes. Newsprint paper costs have not varied significantly in the most recent nine months.

Operating Expenses
------------------

Operating expenses increased $408,000 to 15.2% of sales as compared to 14.2% for the comparable prior period. The increase was due primarily to an increase in payroll and related costs associated with a personnel increase in administrative support and in the sales and marketing department and increased property tax and depreciation expense caused by the new equipment acquisition.

Other Income (Expense)
----------------------

Other Income (Expense) decreased $452,000 to a net expense of $397,000. The current period reflects an asset acquisition expense of $183,000 relating to the Pelican Press asset acquisition. The comparative period in the prior year includes a gain of $271,000 from the settlement of an insurance claim relating to a fire which occurred at the Company's primary production facility in March, 1996.

Net Income (Loss)
-----------------

Net Income (Loss) decreased $808,000 to a loss of $750,000 in the current period. The Net Loss reflects a $35,000 extraordinary gain on early retirement of debt relating to the acquisition of the Webworks assets.

Liquidity and Capital Resources:

In May 1997, the Company completed an initial public offering of common stock and common stock warrants. Proceeds of the offering, less underwriting commissions and fees and other offering expenses was $4.5 million. Proceeds were used as follows: $3.4 million to repay existing long-term debt, $450,000 for the cost of relocating the Webworks assets and $650,000 for capital expenditures.

Congress Financial Corporation (Southwest) ("Congress") has provided the Company revolving credit, equipment, real estate and future capital expenditure facilities totaling $9 million, of which $5 million was drawn at September 30, 1997. The capital expenditure facility's term runs concurrently with the term of the revolving credit facility and provides financing for up to 85% of the value of the equipment purchased. These borrowings would be payable over five years or by the termination of the facilities.

During the six months ended September 30, 1997 the Company completed the purchase of pre-press and post-press equipment totaling approximately $2.6 million, including $1.3 million for the purchase in September 1997 of certain assets of Pelican Press, Inc. and incurred cost of $1 million in building improvements to upgrade its existing facility, including improvements to a facility adjacent to its existing building. These asset acquisitions were financed through borrowings on existing credit facilities. This adjacent building was acquired for $1.78 million in October 1997. In conjunction with the building acquisition, the Company financed in October 1997 both buildings for a total of $2.7 million through a third party mortgage lender. The financing was completed at an interest rate of 8.19% with a twenty-five year amortization of principal and a ten year balloon. This financing should enable the Company to reduce its short-term borrowings. The Company expects additional capital expenditures to be financed through internally generated funds or through funds available under the Congress facilities.

                          PART  2 - OTHER INFORMATION


ITEMS 1, 2, 3, 4, AND 5 ARE OMITTED FROM THIS REPORT AS INAPPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following document is filed as part of this Quarterly Report on Form 10-QSB.

             Exhibit No.                  Description of Exhibits
             -----------                  -----------------------

             27.1*          Financial Data Schedule required by Item 601 of
                            Regulation S-B.

             *Filed herewith.

         (b) No forms 8-K have been filed.

                                  SIGNATURES


In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NEI WEBWORLD, INC.
                                      (Registrant)



Date: November 11, 1997               By:
                                         ----------------------------------
                                         Richard J. Wiencek
                                         Chief Executive Officer


Date: November 11, 1997               By:
                                         ----------------------------------
                                         William K. Daniels
                                         Chief Financial Officer