Form 10QSB
period 1997-12-31
NEI WEBWORLD INC
filed 1998-02-17
CIK 1035028

                                  Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
     For the quarterly period ended       Commission file number: 1-12967
            December 31, 1997


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
Yes   x     No
    -----      -----

     The number of shares of the registrant's common stock, $.01 par value, outstanding as of February 10, 1998 was 3,719,778 shares.

     Documents Incorporated by reference: None

     Transitional Small Business Disclosure Format: Yes       No   x
                                                        -----    ------

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                               NEI WEBWORLD, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                          DECEMBER 31,    MARCH 31,
                                                              1997          1997
                                                          -------------  -----------
                 ASSETS

CURRENT ASSETS:
 Cash...................................................   $    76,809   $   43,460
 Account Receivable - net...............................     3,605,373    2,374,985
 Inventories............................................       694,535      731,609
 Other Receivables - sale of assets.....................       417,500            -
 Prepaid expenses and other.............................       145,183       16,403
                                                           -----------   ----------
 Total current assets...................................     4,939,400    3,166,457
PROPERTY, PLANT AND EQUIPMENT - Net.....................     9,916,196    4,580,355
INTANGIBLES AND OTHER ASSETS - Net......................       419,638      716,520
                                                           -----------   ----------
 TOTAL..................................................   $15,275,234   $8,463,332
                                                           ===========   ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable...........................................   $ 2,514,518   $1,836,547
 Current portion of long-term debt......................       597,320      664,286
 Accounts payable.......................................     3,231,908    1,576,858
 Accrued expenses and other liabilities.................       668,433      442,412
 Accrued equipment installation costs...................             -      580,000
                                                           -----------   ----------
 Total current liabilities..............................     7,012,179    5,100,103
LONG-TERM DEBT - Less current portion...................     5,164,663    3,218,333
SHAREHOLDERS' EQUITY:
 Redeemable common stock warrants for 1,150,000 shares..       126,875            -
 Common stock:  3,719,778 and 2,719,778 shares
  issued and outstanding, respectively..................        37,198       27,198
 Additional paid-in capital.............................     5,410,606    1,033,687
 Accumulated deficit....................................    (2,376,287)    (790,989)
 Notes receivable - shareholders........................      (100,000)    (125,000)
                                                           -----------   ----------
 Total shareholders' equity.............................     3,098,392      144,896
                                                           -----------   ----------

 TOTAL..................................................   $15,275,234   $8,463,332
                                                           ===========   ==========


                  See notes to condensed financial statements.

                               NEI WEBWORLD, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                      DECEMBER 31,                          DECEMBER 31,
                                                   1997             1996                1997            1996
                                               -----------      -----------         -----------     -----------
NET SALES................................      $ 5,749,294      $ 5,511,789         $15,266,691     $12,820,032
COST OF SALES............................        5,607,548        4,374,998          14,065,911      10,611,446
                                               -----------      -----------         -----------     -----------

GROSS PROFIT.............................          141,746        1,136,791           1,200,780       2,208,586
OPERATING EXPENSES:
 Selling, general and administrative.....          701,096          549,739           1,703,030       1,166,539
 Depreciation - property.................          230,596          166,292             530,436         378,899
 Amortization - intangibles..............           39,524           54,038             133,087         157,143
 Management and consulting fees..........           32,500           32,500              83,666         138,499
                                               -----------      -----------         -----------     -----------
    Total................................        1,003,716          802,569           2,450,219       1,841,080

OPERATING INCOME (LOSS)..................         (861,970)         334,222          (1,249,439)        367,506
OTHER INCOME (EXPENSE)
 Interest expense........................         (203,105)        (157,714)           (424,580)       (392,006)
 Gain on fire settlement.................                0                0                   0         271,265
 Gain on sale of assets..................          242,231                0             242,231               0
 Asset acquisition expenses..............                0                0            (182,632)              0
 Other...................................          (12,520)           1,699              (5,878)         19,413
                                               -----------      -----------         -----------     -----------
    Total................................           26,606         (156,015)           (370,859)       (101,328)
                                               -----------      -----------         -----------     -----------

INCOME (LOSS) BEFORE INCOME
 TAX EXPENSE AND
 EXTRAORDINARY ITEM......................         (835,364)         178,207          (1,620,298)        266,178
INCOME TAX (BENEFIT)
 EXPENSE.................................                -           60,174                   -          90,000
                                               -----------      -----------         -----------     -----------

INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM......................         (835,364)         118,033          (1,620,298)        176,178
EXTRAORDINARY ITEM -
 Gain (loss) on debt retirement, net of
   income tax benefit....................                -          (72,545)             35,000         (72,545)
                                               -----------      -----------         -----------     -----------

NET INCOME (LOSS)........................       $ (835,364)      $   45,488         $(1,585,298)    $   103,633
                                               ===========      ===========         -----------     -----------

EARNINGS PER SHARE - Basic and Diluted
 Income (loss)  before extraordinary
   item..................................      $     (0.22)     $      0.04         $     (0.46)    $      0.06
                                               ===========      ===========         -----------     -----------

 Net Income (loss).......................      $     (0.22)     $      0.02         $     (0.45)    $      0.04
                                               ===========      ===========         -----------     -----------

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING......................        3,719,778        2,719,778           3,523,700       2,719,778
                                               ===========      ===========         -----------     -----------

                  See notes to condensed financial statements.

                               NEI WEBWORLD, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                                 DECEMBER 31,
                                                           1997                1996
                                                       ------------         ----------
OPERATING ACTIVITIES:
  Net income (loss)..................................  $(1,585,298)         $  103,633
  Extraordinary gain on debt retirement..............      (35,000)            108,545
  Gain on fire insurance settlement..................            -            (271,265)
  Gain on sale of assets.............................     (242,231)                  -
  Non-cash items in net income (loss):
     Depreciation and amortization...................      663,523             536,042
     Amortization of debt issuance cost..............       35,780              17,020
     Deferred income taxes...........................            -              18,316
     Interest expense portion of notes payable
      and long-term debt increase....................      318,253                   -
  Cash provided by (used for) operating working
   capital:
     Accounts receivable.............................   (1,230,388)           (509,828)
     Inventories.....................................       37,074             231,241
     Prepaid expenses and other......................     (546,280)             19,702
     Costs related to insurance claims
      settlements....................................            -             (83,227)
     Accounts payable and accrued liabilities........    1,881,071             215,490
     Accrued equipment installation costs............     (580,000)                  -
     Income taxes payable............................                           45,526
                                                        ----------          ----------
       Net cash provided by (used for) operating
        activities...................................   (1,283,496)            431,195

INVESTING ACTIVITIES:
  Acquisition of assets..............................            -            (217,063)
  Additions to property, plant and equipment.........   (6,009,017)           (429,707)
  Proceeds from disposition of property, plant
   and equipment.....................................      385,000                   -
  Proceeds from insurance settlement.................            -             578,965
  Increase in intangibles and other assets...........            -             (90,079)
                                                        ----------          ----------
     Net cash used for investing activities..........   (5,624,017)           (157,884)

FINANCING ACTIVITIES:
  Borrowings on notes payable and long-term debt.....    6,357,114           4,711,831
  Payments/retirement on notes payable and
   long-term debt....................................   (4,083,031)         (4,935,142)
  Payments for debt issuance cost....................     (113,300)                  -
  Net proceeds from initial public offering..........    4,755,079                   -
  Redemption of warrants.............................            -             (50,000)
  Reduction in notes receivable -shareholders........       25,000                   -
                                                        ----------          ----------
     Net cash provided by financing activities.......    6,940,862            (273,311)
                                                        ----------          ----------

INCREASE IN CASH.....................................       33,349                   -

CASH:
  Beginning of period................................       43,460                 500
                                                       -----------          ----------
  End of period......................................  $    76,809          $      500
                                                       ===========          ==========

                  See notes to condensed financial statements.

                                  NEI WEBWORLD
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                AS OF AND FOR THE PERIOD ENDED DECEMBER 31, 1997


Note 1: Interim Financial Statements

        The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and applicable SEC regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. Some adjustments involve estimates which may require revision in subsequent interim periods or at year end. The unaudited financial statements and footnotes should be read in conjunction with the Company's financial statements for the year ended March 31, 1997 that are included in Form 10-KSB that was filed with the Securities and Exchange Commission on June 27, 1997. Operating results for the three month and nine month periods are not necessarily indicative of results expected for the remainder of the year.

Note 2: Earnings per Common Share

        Basic earnings per common share is based on the weighted average shares outstanding in each period. Common stock warrants are not included in adjusted shares outstanding for diluted EPS in the fiscal 1998 amounts because they are anti-dilutive in the net loss per share computation.

                         PART 1 - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General: WebWorld is a high-volume commercial printer specializing in the printing of multi-color freestanding magazines, catalogues, tabloids, inserts and mail wraps. Historically, the Company has concentrated on the newsprint sector of the printing industry. Contracts with local newspapers for the printing of weekly television guides accounted for 72%, 61% and 35% of net sales for the years ended March 31, 1995, 1996 and 1997, respectively and 23% of net sales for the quarter and 25% for the nine months ended December 31, 1997. In September 1996, the Company purchased certain assets of Webworks, Inc., which allowed it to expand more rapidly into the coated and premium paper segments of the commercial printing market. The asset acquisition also expanded the Company's post-press production services, such as stapling, binding, sorting and folding printed materials for mass mailing.

In June 1997, the Company increased its press production capacity through the acquisition of an additional heatset web press and also acquired certain pre-press equipment. In September 1997, the Company purchased certain assets of Pelican Press, Inc. in order to again increase its press production and post-press production capacity. Since the purchase of certain assets of Webworks, Inc. in September 1996 the Company operated separate press and post-press functions at the Webworks site. In September 1997, the Company vacated the Webworks facility and, except for a press currently in storage, completed the installation of the Webworks assets in its primary production facility. In September 1997, the Company began operation of press and post-press functions at a third location as a result of its acquisition of certain assets of Pelican Press, Inc. During the quarter ended December 31, 1997, the Company incurred press moving and installation costs of approximately $380,000, completed the acquisition of an adjacent facility for $1.74 million, made building improvement expenditures of $570,000 and sold its only "air-dry" press for $385,000. Building improvement costs include the installation of electrical wiring, emission control, and ancillary equipment which should allow more energy efficient operation of the large presses. These actions essentially complete the process of moving the equipment acquired since September, 1996 with the exception of one press acquired from Webworks, Inc. which remains in storage and is expected to be moved to the Company's facility in calendar 1998.

The performance of the Company in the most recent quarter was negatively impacted by several factors. Material and direct labor costs increased approximately 10% and 15% as a percent of sales, respectively from the average of the preceeding four quarters due primarily to inefficiencies incurred during the process of bringing the newly re-installed presses up to satisfactory operating standards. These increases are reflected in increased paper scrap and waste and decreased press run time availability. Another factor influencing the increase in labor cost is a change in the customer mix, away from the long run, press finished products to short run jobs with significant prepress and finishing requirements. In addition to these two major expense categories, repair and maintenance, utilities, and other manufacturing overhead expenses were approximately 11% higher as a percentage of sales than the preceeding four quarter average due primarily to increased repair costs incurred during the re-installation of the presses and the increased utility requirements of the equipment and building purchased during the quarter.

These operating problems are being addressed by management and improvement is expected in the fourth quarter, however, management estimates that the Company will report an additional loss in the fourth quarter.

Selected comparable financial information:

                                                             Third Quarter             Nine Months
                                                                Ended                     Ended
                                                              December 31              December 31
                                                         1997           1996         1997       1996
                                                       --------       --------      -------    ------
   Net sales........................................     100.0%         100.0%      100.0%     100.0%
   Cost of Sales....................................      97.5%          79.4%       92.1%      82.8%
                                                         ------         ------      ------     ------
   Gross Profit.....................................       2.5%          20.6%        7.9%      17.2%
   Selling, general & administrative expenses.......      12.2%          10.0%       11.2%       9.1%
   Depreciation.....................................       4.0%           3.0%        3.5%       3.0%
   Amortization of intangibles......................       0.7%           0.9%        0.9%       1.2%
   Management & consulting fees.....................       0.6%           0.6%        0.5%       1.0%
                                                        -------         ------      ------     ------
   Operating income (loss)..........................     (15.0%)          6.1%       (8.2%)      2.9%
   Other income (expense)...........................       4.2%           0.0%        0.4%       2.3%
   Interest expense (net)...........................      (3.7%)         (2.9%)      (2.8%)     (3.0%)
                                                        -------         ------      ------     ------
   Income (loss) before income taxes................     (14.5%)          3.2%      (10.6%)      2.2%
   Income taxes.....................................       0.0%          (1.1%)       0.0%      (0.7%)
                                                        -------         ------      ------     ------
   Net income (loss) before extraordinary item......     (14.5%)          2.1%      (10.6%)      1.5%
   Extraordinary item...............................       0.0%          (1.3%)      (0.2%)     (0.7%)
                                                        -------         ------      ------     ------
   Net income (loss)................................     (14.5%)          0.8%      (10.4%)      0.8%
                                                        =======         ======      ======     ======


Results of Operations: Third quarter ended December 31, 1997 compared to the same period of the prior year (comparable quarter).

Net Sales
---------

Sales increased $237,000 and 4% to $5.7 million for the quarter ended December 31, 1997 as compared to the same period of the prior year. Sales to the Dallas Morning News, comprised primarily of newsprint products, as a percentage of total sales decreased to 23% from 28% for the prior comparable period. The sales increase is due primarily to the addition of new customers and an increase in sales to several existing customers. Sales to eight new customers equalled 26% of net sales for the quarter ended December 31, 1997. This increase was partially mitigated by decreases in sales to certain other customers.

Gross Profit
------------

Gross profit decreased to $141,000 and 2.5% of net sales as compared to $1.1 million and 20.6% of net sales in the prior comparable period. The gross profit margin decrease as a percentage of net sales reflects increased material, labor, equipment repair and utilities costs.

Material costs increased to $3.6 million and 63.3% of sales as compared to $2.9 million and 52.5% for the comparable prior period. The increase is reflected in paper cost, which increased to $2.9 million and 51% of sales as compared to $2.2 million and 40% in the comparable prior period. The paper margin in the comparable quarter ended December 31, 1996 includes two jobs totaling $526,000 in sales in which the customer supplied the paper, which at an average paper cost of 45% had a 4.3% effect on the profit margin. Activity in the comparable period also included a $97,000 adjustment to decrease material costs to recognize a change in the inventory reserve established at the time of the acquisition of certain assets of Webworks, Inc. in September, 1996. The profit margin effect of this adjustment is 1.7%.

The paper cost margin in the current period reflects the negative effect of an 8% to 12% newsprint paper cost increase and higher paper waste caused by inefficient press production. The Company encountered more problems than expected in bringing the presses acquired from Webworks, Inc. and Pelican Press, Inc. up to full production following the re-assembly of these presses in the Company's primary facilities in September and October of the current year. Additionally, the Hantscho Mark IV purchased in June, 1997 was moved and installed in September along with production upgrades including a sheeter, registration system and catalytic converter. The installation and "de-bugging" of these presses had a negative effect on the available press time and the operating efficiencies of each press in the current quarter.

Labor costs increased to $1.5 million and 26.2% of net sales as compared to $1.1 million and 20.8%. The largest labor increase was in the finishing department, which experienced a $204,000 increase to 5.2% of sales from $97,000 and 1.8% in the prior comparable period. A portion of this increase (approximately $35,000 and .6% of net sales) was due to the bindery demands of a non-recurring job.
The remaining increase was caused by two primary factors: (a) an increase in finishing services required by certain newly acquired customers and (b) inefficient finishing operation caused by the need to meet customer delivery requirements in conjunction with delays getting product off press. Additional labor increases occurred in pre-press, $46,000 and .8% of net sales, and press production, $48,000 and .8% of net sales. The remaining increase was due to an increase in personnel in the maintenance and shipping departments.

Repairs and maintenance and utilities expenses increased $77,000 and $65,000 to 3% and 3.2% of net sales, respectively. The increase in repairs and maintenance is due to costs incurred in the installation and start up of the presses moved from the Webworks, Inc. and Pelican Press, Inc. facilities during the current and preceding quarters. The utilities expense increase reflects the increased operating capacity of the new press and an increase in the cost of electrical service.

Operating Expenses
------------------

Operating expenses increased $201,000 to 17.5% of sales as compared to 14.6% in the comparable quarter of the prior period. Selling, general and administrative expenses increased as a percent of sales to 11.3% from 10.0% in the comparable prior period due to an increase in professional fees of $46,000 relating to the hiring of an operations consultant and due to one-time environmental, audit and financial consulting charges. Additional increases occurred in property taxes, insurance and depreciation expense reflecting an increase in fixed assets.

Other Income (Expense)
----------------------

Interest expense increased $45,000 to 3.6% of net sales due to an increase in the average debt balance in the current quarter as compared to the prior comparable quarter. Other income in the current quarter includes a gain of $242,000 from the sale of a press.

Per Share
---------

Net Loss per share increased to $ (0.22) as compared to Net Income of $ 0.02 for the comparable period of the prior year. The change in the weighted average common shares outstanding is due to the completion of an initial public offering resulting in the issuance by the Company of an additional one million shares of common stock on May 21, 1997.

Results of Operations: Nine months ended December 31, 1997 compared to the same period of the prior year.

Net Sales
---------

Sales increased $2.4 million and 19% to $15.3 million for the nine months ended December 31, 1997 as compared to the same period of the prior year. Sales to The Dallas Morning News as a percentage of total sales were 25%, as compared to 36% for the comparable prior period. The reduction reflects a net decrease of

$800,000 in sales to The Dallas Morning News, including a $420,000 decrease in gross sales for the TV magazine due primarily to a newsprint paper price decrease. Sales to a second customer totaled 14% of net sales in the current period as compared to 4% in the comparable prior period. No other customer totals more than 4% of the net sales in the current period. The remaining increase in sales is due primarily to the addition of significant new customers and increased sales to two existing customers. Sales to eight customers increased to 13% of net sales for the current period as compared to 2.2% in the prior comparable period. This increase was partially mitigated by a decrease in sales to another customer of approximately $800,000 to $400,000 in the current period. The Company ended its relationship with this customer in November 1997. The remaining sales increase reflects an increase in one-time or non-recurring jobs.

Gross Profit
------------

Gross Profit declined to $1.2 million and 7.9% of sales as compared to 17.2% in the prior comparable period. Material costs increased $1.8 million to $9.3 million and 60.7% of net sales. The majority of the increase is in paper costs, which increased to $7.4 million and 48.2% of net sales as compared to $5.9 million and 45.8% in the comparable prior period. The increase is due primarily to the variances experienced in the third quarters of fiscal 1996 and 1997. Labor increased to $3.7 million and 24.2% of sales as compared to $2.4 million and 18.9% for the same period in the prior year. Press labor increased $451,000 to 11.5% of net sales as compared to 10.2% in the comparable prior period. The press labor variance is attributable to production inefficiencies caused by the move and installation of three separate presses purchased by the Company between September 1996 and September 1997. Pre-press labor increased to 4.1% of net sales compared to 2.9% in the prior period, and finishing labor increased to 4.3% of net sales from 1.5%. The increase in pre-press and finishing labor is attributable to two factors: the inefficient operation of the presses during the current period, which contributed to scheduling difficulties in the finishing area; and a change in the customer mix to more pre and post press intensive customers. Sales to the Dallas Morning News decreased $800,000 and sales to a second customer increased $2 million in the current period as compared to the prior comparable period. The increase in pre-press and post-press ( finishing) labor resulting from this sales mix change is 720 and 1,040 hours per month, respectively. This equates to approximately $12,000 and $17,000 of additional monthly labor cost in pre-press and finishing, respectively. The average monthly increase in sales was $135,000.

Other manufacturing costs increased $346,000 to 7.3% of sales as compared to 6.0% in the comparable prior period. The increase occurred in repair and maintenance, which increased to $332,000 and 2.2% of net sales, and in utilities expense, which increased to $473,000 and 3.1% of net sales. These increases represent the cost of dis-assembly and re-assembly of multiple presses and the maintenance and operation of separate production facilities during the majority of the current period.

Operating Expenses
------------------

Operating expenses increased $609,000 to 16.0% of sales as compared to 14.4% for the comparable prior period. The increase was due primarily to an increase of $268,000 and .8% of net sales in payroll and related costs associated with a personnel increase in administrative support and in the sales and marketing department and increased property tax and depreciation expense of $223,000 caused by the new equipment acquisition.

Other Income (Expense)
----------------------

Other Income (Expense) decreased $269,000 to a net expense of $371,000. The current period reflects an asset acquisition expense of $183,000 relating to the Pelican Press asset acquisition and a gain of $242,000 on the sale of a press. The comparative period in the prior year includes a gain of $271,000 from the settlement of an insurance claim relating to a fire which occurred at the Company's primary production facility in March, 1996.

Net Income (Loss)
-----------------

Net Income (Loss) decreased $1,689,000 to a loss of $1,585,000 in the current period. The Net Loss reflects a $35,000 extraordinary gain on early retirement of debt relating to the acquisition of the Webworks assets.

Liquidity and Capital Resources:

In May 1997, the Company completed an initial public offering of common stock and common stock warrants. Proceeds of the offering, less underwriting commissions and fees and other offering expenses was $4.7 million. Proceeds were used as follows: $3.4 million to repay existing long-term debt, $450,000 for the cost of relocating the Webworks assets and $850,000 for capital expenditures.

Congress Financial Corporation (Southwest) ("Congress") has provided the Company revolving credit, equipment, real estate and future capital expenditure facilities totaling $9 million, of which $5.7 million was drawn at December 31, 1997. The capital expenditure facility's term runs concurrently with the term of the revolving credit facility and provides financing for up to 85% of the value of the equipment purchased. These borrowings would be payable over five years or by the termination of the facilities.

During the nine months ended December 31, 1997 the Company completed the purchase of pre-press and post-press equipment totaling approximately $2.6 million, including $1.3 million for the purchase in September 1997 of certain assets of Pelican Press, Inc. and incurred cost of $1.6 million in building improvements to upgrade its existing facility, including improvements to a facility adjacent to its existing building. These asset acquisitions were financed through borrowings on existing credit facilities. The adjacent building was acquired for $1.78 million in October 1997. In conjunction with the building acquisition, the Company financed in October 1997 both buildings for a total of $2.7 million through a third party mortgage lender. The financing was completed at an interest rate of 8.19% with a twenty-five year amortization of principal and a ten year balloon. The Company expects additional capital expenditures to be financed through internally generated funds or through funds available under the Congress facilities.

During the recent quarter ended December 31, 1997 the Company used $945,000 in cash for operating activities. This usage reflects a loss of $656,000 in cash from operations and a $289,000 increase in working capital required. The working capital change includes an increase in accounts receivable of $660,000 reflecting the change in customer mix and an increase in sales in the current period.

Management believes its unused credit facility will be sufficient to finance operations through the remainder of fiscal year 1998. However, should operating losses continue at their present rate additional financing would be required to sustain operations.

With the exception of historical information, the matters discussed under "General Results of Operations" and "Liquidity and Capital Resources" contain forward-looking statements. There are certain important factors which could cause results to differ materially from those anticipated by some of the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with customers including, but not limited to, the Company's relationship with its significant customers, pricing pressures due to raw material cost increases, change of tax rates, change of interest rates, declining conditions in the industry, casualty to or other disruption of the Company's production facility and equipment, delays and disruptions in the shipment of the Company's raw materials and other factors that generally affect businesses.

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

                                       NEI WEBWORLD, INC.
                                       (Registrant)



Date: February 11, 1998                By: /s/ RICHARD J. WIENCEK
                                       -----------------------------------------
                                       Richard J. Wiencek
                                       Chief Executive Officer


Date: February 11, 1998                By: /s/ WILLIAM K. DANIELS
                                       ----------------------------------------
                                       William K. Daniels
                                       Chief Financial Officer