Form 10KSB
period 1998-03-31
NEI WEBWORLD INC
filed 1998-06-29
CIK 1035028

                                  Form 10-KSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended March 31, 1998;

Commission file number:   1-12967

                              NEI WEBWORLD, INC.
            (Exact name of registrant as specified in its charter)

          TEXAS                                              75-2524630
          (State of                                         (IRS Employment
           Incorporation)                                    Identification No.)


          4647 BRONZE WAY                                   75236
          DALLAS, TEXAS 75236                               (Zip Code)
         (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                (214) 330-7273

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $.01 par value
                   Redeemable Common Stock Purchase Warrants

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenue for the fiscal year ended March 31, 1998 was $19,702,197.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 26, 1998 was approximately $4,417,000.

     The number of shares of the registrant's common stock, $.01 par value, outstanding as of June 26, 1998 was 3,719,778 shares.

     Documents Incorporated by reference: Portions of the Proxy Statement for the 1998 Annual Meeting, expected to be filed with 120 days from The Company's fiscal year-end, are incorporated by reference into Part III.

     Transmittal Small Business Disclosure Format:  Yes     NO X
                                                        ---   ---

                                    PART 1

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        NEI WebWorld, Inc. (the "Company" or "WebWorld") owns and operates a commercial printing facility and offers pre-press, printing and post-press services to mid-and large-sized customers in the Southwestern United States. Through its high production web presses, the Company offers a broad range of services, including printing magazines, catalogs, tabloids, inserts and mail wraps on a range of paper stocks. Through pre-press and post-press production services, the Company provides customers with services such as converting supplied data and information into printing plates and stapling, binding, sorting and folding printed materials for mass mailing. The Company primarily uses high production web presses to print materials which are often mass produced and distributed; for example, the Company prints the weekly edition of The Dallas Morning News TV Magazine.

        The Company was incorporated in 1993 and acquired in 1994 the business of Newspaper Enterprises, Inc., which primarily printed The Dallas Morning News TV Magazine. Also in 1994, the Company acquired certain assets of Computer Language Research, Inc., including three half-web presses and certain post-production equipment. In September 1996, the Company purchased two full web presses from The Webworks, Inc. ("Webworks"), a subsidiary of Morris Newspaper Corporation. In June 1997, the Company purchased an additional heatset web press and certain pre-press equipment and in September 1997 the Company completed the acquisition of certain printing equipment of Pelican Press, Inc. ("Pelican").

INDUSTRY BACKGROUND

        The commercial printing industry is one of the largest and most fragmented manufacturing industries in the United States, with total 1997 sales estimated at $142 billion by Printing Industries of America, Inc. ("PIA"), a national trade organization. PIA has estimated that there were approximately 52,272 printing establishments in the nation in 1997. Of these, approximately 20% (or 10,674) had over 20 employees. The printing services market includes general commercial printing, financial printing, printing and publishing of books, printing and publishing of newspapers and periodicals, quick printing, and production of business forms and greeting cards. Within the printing services market, the Company serves a portion of the general commercial printing sector, which had total U.S. sales of approximately $40 billion in 1997, based on PIA sources.

BUSINESS STRATEGY

        The Company plans to grow its business through the following expansion strategy:

        .IMPLEMENT INTEGRATED COMMERCIAL WEB PRESS FACILITY. With the completion of the acquisition and relocation of the Webworks, Pelican and other press and pre-press assets acquired in the preceding nineteen months, the Company has the critical mass of printing capabilities, in a central location, to print a variety of commercial, high volume materials and to dedicate presses to a particular type of paper stock, thereby reducing clean up time and achieving a higher press utilization rate. In addition to expanded production capabilities, a concentration of high production presses in one location as compared to presses scattered among several locations allow the Company to minimize delivery and transportation costs and to achieve other operational efficiencies. The Company has also expanded its pre-press and post-press production service capabilities, which should increase its customer base. The Company believes that developing a series of high capacity, integrated web press facilities capable of servicing the needs of most mid-to-large size users of commercial printed materials will provide a sustainable, competitive advantage.

        .STRATEGIC ACQUISITIONS. The commercial printing industry is highly fragmented and continues to undergo consolidation at all levels to meet changing customer demands. The Company plans to target acquisitions of web printers which will diversify its customer base, business mix and geographical coverage.

        .SINGLE-SOURCE SERVICE PROVIDER. The equipment acquisitions of the most recent nineteen months have expanded the Company's pre-press, press, and post-press capabilities and are part of the Company's strategy to provide one-stop service for its customers. The Company may purchase additional equipment or modify existing equipment to expand its pre-press and post-press production services, such as film processing, plate making, ink jetting, and in-line finishing. The Company may also pursue strategic alliances with certain service providers, in order to expand its capacity in certain areas. Value-added services often produce higher margins than printing alone and are in demand by high-volume users.

        .DEVELOP DIRECT MARKETING. In order to develop long-term relationships with a broad and diverse customer base, WebWorld is restructuring its sales and marketing effort. The objective of this program is to produce a base of recurring printing jobs on a regularly scheduled basis and then seek higher margin value-added opportunities to utilize additional capacity. By refocusing the marketing efforts, the Company plans to decrease its historical pattern of utilizing "one-time" jobs to fill excess press capacity.

PRINCIPAL SERVICES

        The Company believes that by operating printing presses that vary in size and capabilities, it can offer a broad range of printing and printing related services. The Company's categories of printed materials are as follows:

        .MAGAZINES/PERIODICALS. The Company prints a variety of magazines and other periodicals utilizing various printing technologies. The Company is able to print materials that combine different paper types and are bound and trimmed in a single operation. Other publications are produced on various presses and bound in off line operations. Portions of the product may be printed for inclusion with other materials in a final product. Included in this category are tabloid products which resemble newspapers in various sizes. Tabloids range in size and complexity based on subject matter. Tabloids are often found inside newspapers, in magazine racks and may be sold through subscription in highly targeted markets. Periodicals are normally repetitive and run on pre-defined schedules. The Company's customers in this area include a daily newspaper, a large public university, local interest magazine publishers, and local municipalities.

        .CATALOGS/DIRECTORIES. The Company prints a variety of catalogs, the basic production of which is essentially the same as a magazine. This category tends to be seasonal in nature and is much more sensitive to economic conditions. The Company's customers in this category include local community colleges, several large universities, and computer equipment and software wholesalers.

        .INSERTS AND MAIL WRAPS. The Company prints inserts and mail wraps to support the direct mail marketplace. The focus of this line is in smaller to medium sized markets where a variety of products are required. The Company's customers in this category include local daily newspapers and marketing companies.

        .GENERAL COMMERCIAL AND ADVERTISING. Commercial and/or advertising products and marketing mailers such as brochures, fliers and other one to sixteen page products. The product is usually distributed or mailed separately.

CUSTOMERS

        Due to the project-oriented nature of customers' requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects. The Company's single largest customer is The Dallas Morning News, which accounted for approximately 35% and 27% of the Company's sales in fiscal 1997 and 1998, respectively.

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

        The Company historically focused its marketing efforts on its relationship with The Dallas Morning News and filled excess capacity by selectively bidding printing jobs through independent print brokers. The Company has restructured its sales, marketing and business development plan to meet the increased print service capacities provided through the most recent equipment acquisitions. The marketing plan will focus on the creation and maintenance of long-term, scheduleable publications, catalogue and tabloid contracts and on cultivating shorter run opportunities designed to fill capacity not utilized by contract work. The marketing effort is being led by an executive with over twenty years of sales and marketing experience in the printing industry. Because the printing business requires a great deal of interaction with customers, including personal sales calls, art work reviews, reviews of color and other proofs and "press checks" (customer approval of the printed piece while it is on the printing press), the Company's increasing emphasis on in-house marketing efforts should allow the Company to develop more independent client relationships and have greater interaction with the end user of the printed products. Through its salespeople and other management professionals, the Company will be able to develop stricter control of the printing process from the time a prospective customer is introduced, through credit checks, pricing, scheduling, pre-press, printing and post-press operations.

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

        The Company currently operates seven presses that vary in size and speed and can produce printed materials that range in page size, type of paper, number of pages and the amount of color required. Of the seven presses, five are full web presses, two are half web presses. The paper used in a full web press is generally 35 inches in width, while the paper printed on a half web press is generally 17 1/2 inches in width. All of the Company's web presses use offset printing, which is a printing process involving the transfer of an inked impression from a thin metal plate to a rubber blanket and finally to the paper. In the web offset printing process, the paper is fed through the press from a large roll of paper and is printed on both sides of the paper. By varying the size and capabilities of its presses, the Company can simultaneously perform a variety of printing jobs on a cost-effective basis. The Company believes that it can compete effectively in the Southwestern United States marketplace for many types of printing products having medium to large print runs, as well as time sensitive products of any size.

        The Company currently operates the following presses:

        TYPE OF PRESS                              NAME                                 SPECIFICATIONS
        -------------                              ----                                 --------------
        Full Web Presses:      Hantscho Mark IV Web Heatset Perfecting Offset    22.75" cutoff, 8 units, Inline
                                                                                 fold, glue and trim

                               Harris 800 Heatset Web Perfecting Offset          Double round 22.75"cutoff,
                                                                                 6 units with 3 roll stands,
                                                                                 Inline fold, glue and trim

                               Harris M200 Heatset Web Perfecting Offset         22.75" cutoff, 8 units with 2
                                                                                 roll stands, Inline fold

                               Hantscho Mark IV Web Heatset Perfecting Offset    22.75" cutoff, 6 units with 2
                                                                                 roll stands, Inline fold, glue
                                                                                 trim and sheeter

                               Harris M110 Web Heatset Perfecting Offset         17.75" cutoff, 5 units Inline
                                                                                 fold, trim and sheeter

        Half Web Presses:      Didde Webcom 700 with U.V. dryers                 22" cutoff, 8 units, sheeter

                               Didde Glaser 860 Non-Heatset                      22" cutoff, 4 units, sheeter

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

        The Company continuously reviews its printing equipment needs and evaluates advances in computer software, hardware and peripherals, computer networking and telecommunication systems as they relate to the Company's operations. WebWorld has installed a printing software program and has a full-time employee to integrate the Company's production and financial systems in order to develop a comprehensive management information system.

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

EMPLOYEES

        As of March 31, 1998, the Company had a total of 148 employees (of which 14 were in administration, 11 in sales and marketing and 123 in operations), 37 of whom were salaried or commissioned employees and 111 of whom were hourly employees. None of its employees are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

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

RISK FACTORS

        The Company hereby cautions stockholders, prospective investors in the Company and other readers of this report that the following important factors, among others, could affect the Company's stock price or cause the Company's actual results of operations to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company. See "Management's Discussion and Analysis and Plan of Operations - Going Concern".

NATURE OF COMMERCIAL PRINTING BUSINESS

        The Company's quarterly operating results have fluctuated as a result of a number of factors, including overall trends in the economy, acquisitions and integration of new businesses and equipment and customer buying patterns. Operating results in fiscal 1998 were adversely impacted by the operation of two and three separate production facilities during much of the period and by the decrease in production efficiencies caused by the relocation and integration of pre-press, press and post-press equipment to a single facility.

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

RELIANCE ON KEY CUSTOMERS

        The agreement between WebWorld and The Dallas Morning News TV Magazine was originally entered into by the Company's predecessor in 1978 and has been renewed for successive terms ranging from one to three years in duration. The most recent contract expired in January 1998. WebWorld has continued to print the TV Magazine on a month-to-month basis and is in negotiation with The Dallas Morning News for a long-term extension. The Dallas Morning News represented approximately 27% of the Company's business in fiscal 1998. Although the Company believes that its relations with its customers are good, the termination of The Dallas Morning News TV Magazine relationship or loss of any other significant customer could have a material adverse effect on the results of operations, financial condition and cash flows of the Company.

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

INTEGRATION OF UNSPECIFIED ACQUISITIONS

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

DEPENDENCE ON KEY PERSONNEL

        The Company's success is largely dependent on the skills, experience and performance of certain key members of its management. The loss of the services of any of these key employees could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. WebWorld has not obtained key man life insurance on the lives of these individuals. The Company's future success and plans for growth also depend on its ability to attract, train and retain skilled personnel in all areas of its business.

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

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES AND CAPABILITIES

        The Company owns a 60,000-square foot facility on six acres of land and an 85,000 square foot facility on an adjacent three and one-half acre tract in an industrial park located in Dallas, Texas. Approximately three acres are available for expansion. The original 45,000 square foot building was constructed in 1971 and additional 15,000 square feet were added in 1981. In September 1996, the Company entered into a one-year lease with Webworks to continue the operation of the presses purchased from Webworks in its existing facility until the Company's facilities could be expanded to consolidate all operations. In September 1997, the Company entered into a month-to-month lease agreement with the Pelican Press, Inc. landlord to continue the operation of the equipment purchased from Pelican in its existing facility until such equipment could be moved to the Company's primary facility. The 85,000 square foot facility and land was purchased in October 1997 in order to accommodate the expansion of the Company's production capacities. This building houses the Company's administrative and sales offices, the half-web press room and the post-press and shipping operations.

        The Company incurred significant capital expenditures during fiscal 1998 in upgrading the electrical capacity, foundation and process efficiencies of both buildings prior to relocating the acquired assets. The move of Pelican assets was completed in November 1997 and the lease agreement was terminated. The majority of the Webworks assets were moved to the Company's current facilities during the second and third quarters of fiscal 1998. One press was moved to storage and was sold subsequent to the year end. An additional non-heatset press was sold during the third quarter. As of year end, all acquired assets have been relocated to the Company's primary facilities and are in operation. Column Financial, Inc. has a first lien on the land and buildings.

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

        The following states the range of the high and low sales prices for the Company's Common Stock as reported by Nasdaq:

                        Fiscal 1998                  High    Low
                        -----------                  ----    ---

            From May 21, 1997 to June 30, 1997      5 1/16   3 3/8
            July 1, 1997 to September 30, 1997      4 3/16   2 3/4
            October 1, 1997 to December 31, 1997     4 1/4   2 1/4
            January 1, 1998 to March 31, 1998        2 7/8   2 3/16

        The Company believes that it has approximately 300 beneficial holders of its common stock.

        The Company has not declared or paid any cash dividends on its common stock since inception. The Company currently intends to retain all earnings for the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's credit agreement with its senior lender restricts the payment of dividends.

        Since March 31, 1994, the Company has not sold any unregistered securities other than the issuance of 416,250 shares of common stock in April 1996 upon the exercise (at $.30 per share) of options granted in February 1994. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and, with respect to a portion of the shares, Rule 701 promulgated under the Securities Act. Each of the purchasers of these shares was, or was an affiliate of, a member of the Board of Directors of the Company and therefore and "accredited investor" as defined in the regulations promulgated under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

        The historical data set forth below and the following discussion should be read in conjunction with the information contained in the financial statements, including the notes thereto, and the other financial information appearing elsewhere in this Form 10-KSB.

GENERAL

        WebWorld is a high-volume commercial printer specializing in the printing of multi-color freestanding magazines, catalogs, tabloids, inserts and mail wraps. Historically, the Company has concentrated on the newsprint magazine sector of the printing industry. Contracts with local newspapers for the printing of weekly television guides accounted for 61% and 35% of the gross sales for the fiscal years ended March 31, 1996 and 1997, respectively, and 27% of gross sales for the year ended March 31, 1998.

        The most recent contract for production and sale of the weekly The Dallas Morning News TV Magazine expired January 1998. The Company is currently in negotiations with The Dallas Morning News regarding a longer term contract. Under a month-to-month arrangement, the TV Magazine continues to be printed by the Company. Other than this annual contract, the Company has no significant long-term printing contracts. Most sales come from individual orders for specific printing projects. Customer satisfaction with the quality, pricing and delivery of each job is required for continued engagement.

        During the last two years, the Company expanded its pre-press, press and post-press capabilities through numerous asset acquisitions. In September 1996, the Company purchased two full web presses, three post-press saddle binders and a perfect binder from Webworks. In June 1997, the Company acquired a heatset web press and certain pre-press equipment. In September 1997, the Company completed the acquisition of certain assets of Pelican Press, Inc. Operational efficiencies were adversely effected by the relocation of these assets in the second, third, and fourth quarters of the fiscal year ended March 31, 1998.

        Paper is the largest cost component of the Company's sales. The price of paper is volatile and may cause significant fluctuations in sales and cost of sales. WebWorld prints primarily on two types of paper, newsprint and coated stock. Newsprint prices increased 17% in fiscal 1998. This increase compares to a 32% cost decrease and a 32% cost increase in the fiscal years ended March 31, 1997 and 1996, respectively. The current cost per metric ton is 5% greater than the price at March 31, 1995. Coated paper prices in WebWorld's most commonly purchased types, have followed a similar pattern, experiencing a 19% increase, a 29% decrease and a 12% increase during the six months ended September 30, 1997, and the years ended March 31, 1997 and 1996, respectively. The Company generally is able to pass paper cost increases to its customers and conversely paper cost decreases. There can be no assurance that future price increases can be passed through to customers.

GOING CONCERN

        During fiscal 1998, the Company completed the dismantling, relocation and integration of the printing assets acquired in fiscal 1997 and 1998. The relocation included three full web presses,two half-web presses, four six to eight pocket saddle stitchers or binders, one twenty pocket perfect binder, and numerous smaller pieces of equipment including cutters, folders and a wire roller. The Company's primary production facility was not large enough to accomodate the acquired assets. Therefore, in conjunction with the equipment relocation, the Company acquired land and a building adjacent to its existing facility. Significant monies were expended to improve both buildings, including electrical upgrades, foundation strengthening and a redesign of the physical layout to improve the workflow from prepress through post press and shipping. The cost of this property acquisition and upgrade was greater than anticipated.

        The Company experienced significant operational inefficiencies in fiscal 1998 as a result of the relocation. Paper and other material scrap rates and labor costs were unusually high during the second, third and fourth quarters of fiscal 1998 due to several factors. Problems in returning the relocated assets to acceptable operating standards combined with a management decision to maintain production and delivery schedules for existing customers during the relocation caused increases in production scrap and production labor overtime. The Company also maintained skilled press operators during the entire relocation period and full crews during the period required to test and restart each piece of equipment, contributing to the adverse labor margins. The Company also experienced difficulties integrating new production employees. Weak production systems and procedures contributed to problems in scheduling and quality control.

        As a result of these operational problems and the larger than expected cost of expanding and upgrading its facilities, the Company has experienced negative cash flow from operations during fiscal 1998. The Company has continued to operate while experiencing negative cash flow by increasing external debt financing and through a decrease in net working capital. The Company will be unable to continue as a going concern for a reasonable period of time unless it can return to a positive cash flow operation and obtain additional internal or external financing.

        In that regard, the Company has initiated or completed numerous actions. The reinstallation of all acquired equipment and equipment upgrades is now complete and the Company plans no major capital expenditures in fiscal 1999. An operational restructuring is also in progress with the goal to return gross profit margins to acceptable levels and reduce the Company's break-even point. As part of this restructuring, the Company hired a new Chief Operating Officer with significant production systems and management experience. A sales and marketing initiative has begun, dividing the Company's business into distinct markets and targeting specific customers and products. Along with this initiative, the Company completed a detailed review of profitability on a job by job and customer by customer basis, with a goal to eliminate all unprofitable relationships. The Company also plans to explore all internal and external financing options in fiscal 1999.

        The Company believes it will be successful in achieving acceptable gross margins and positive cash flow in fiscal 1999; however no such guarantees are made and until such time, the Company will be dependent on its ability to complete additional external financings.

RESULTS OF OPERATIONS

        The following sets forth information regarding certain percentages of net sales based on the Company's statements of operations for the years indicated:

SELECTED FINANCIAL DATA


                                                                      FOURTH QUARTER ENDED
(IN THOUSANDS)                    FISCAL YEAR ENDED MARCH 31                MARCH 31
                             ------------------------------------           --------
                                1996         1997         1998         1997         1998
                             ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS
 DATA:
Net sales..................  $   14,286   $   17,150   $   19,702   $    4,330   $    4,435
Cost of sales..............      12,240       14,588       18,418        3,976        4,348
                             ----------   ----------   ----------   ----------   ----------
Gross profit...............       2,046        2,562        1,284          354           87
Operating expenses.........       1,966        2,409        3,748          823        1,312
                             ----------   ----------   ----------   ----------   ----------
Operating income (loss)....          80          153       (2,464)        (469)      (1,225)
Other income (expense).....        (419)        (496)        (623)        (176)        (239)
                             ----------   ----------   ----------   ----------   ----------
Loss before
 income tax expense and
 extraordinary item........        (339)        (343)      (3,087)        (645)      (1,464)
Income tax (benefit)
 expense...................         (29)          45            -           45            -
                             ----------   ----------   ----------   ----------   ----------
Loss before
 extraordinary item........        (310)        (388)      (3,087)        (600)      (1,464)
Extraordinary item.........           -         (109)          35            -            -
                             ----------   ----------   ----------   ----------   ----------
Net loss...................  $     (310)  $     (497)  $   (3,052)  $     (600)  $   (1,464)
                             ==========   ==========   ==========   ==========   ==========
Earnings per share/(1)/....
 Loss before extraordinary
 item......................       (.11)         (.14)        (.86)        (.22)        (.39)
 Net loss...................      (.11)         (.18)        (.85)        (.22)        (.39)
Common shares outstanding..   2,719,778    2,719,778    3,582,792    2,719,778    3,719,778

OTHER DATA:
EBITDA/(2)/................  $      723   $      906   $   (1,432)
Net cash provided by (used
 for) operating
 activities................          31          852         (572)
Net cash used for investing
 activities................        (245)        (266)      (5,982)
Net cash provided by
 (used for) financing
 activities................         213         (544)       6,510
Depreciation and
 amortization..............         643          753        1,032


BALANCE SHEET DATA:
Working capital............  $      142   $   (1,934)  $   (3,400)
Total assets...............       6,220        8,463       13,200
Long-term debt, less current
 portion...................       3,020        3,218        5,247
Shareholders' equity.......         692          145        1,631


/(1)/ Earnings per share at March 31, 1997 and 1996 give effect to a 3.3 for one stock split in March 1997 and the conversion of the outstanding shares of the Company's preferred stock that occurred upon the effectiveness of the Company's initial public offering in May 1997.
/(2)/ EBITDA represents operating income excluding interest, taxes, depreciation, and the amortization of goodwill and other intangible assets (as presented on the face of the income statement). EBITDA is not a substitute for net cash provided by operating activities or operating income in accordance with generally accepted accounting principles. EBITDA is presented because management believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. Accordingly, significant uses of EBITDA include, but are not limited to, interest and principal payments on long-term debt, including indebtedness under the Company's credit agreement and capital expenditures. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components of the Company's operations and should be considered in evaluating the Company's financial performance.

                                                                                    FOURTH QUARTER ENDED
                                                      FISCAL YEAR ENDED MARCH 31          MARCH 31
                                                      --------------------------          --------
                                                       1996      1997      1998        1997      1998
                                                      ------    ------    ------      ------    ------

Sales................................................  100.0%    100.0%    100.0%      100.0%    100.0%
Cost of sales........................................   85.7      85.1      93.5        91.8      98.0
                                                       -----     -----     -----       -----     -----
Gross profit.........................................   14.3      14.9       6.5         8.2       2.0
Selling, general and administrative expenses.........    8.1      10.4      11.9        14.4      14.2
Depreciation and amortization........................    4.5       4.4       5.2         4.6       7.6
Loss (gain) on asset disposals and acquisition
      expenses.......................................    0.0      (1.6)      1.2         0.0       0.0
Management and consulting fees.......................    1.1       0.8       0.7         0.0       1.0
                                                       -----     -----     -----       -----     -----
Operating income.....................................    0.6       0.9     (12.5)      (10.8)    (20.8)
Interest expense (net)...............................   (3.1)     (3.1)     (3.2)       (3.6)     (5.5)
Other income.........................................    0.1       0.2       0.0        (0.5)     (6.7)
                                                       -----     -----     -----       -----     -----
Income (loss) before income taxes and extraordinary
     item............................................   (2.4)     (2.0)    (15.7)      (14.9)    (33.0)
Income taxes.........................................   (0.2)       .3       0.0         0.0       0.0
                                                       -----     -----     -----       -----     -----
Income (loss) before extraordinary item..............   (2.2)     (2.3)    (15.7)      (14.9)    (33.0)
                                                       =====     =====     =====       =====     =====

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

        Sales increased 15% to $19.7 million for fiscal 1998 from $17.2 million for fiscal 1997. Sales to The Dallas Morning News decreased 10% to $5.4 million from $6.0 million in fiscal 1997 due primarily to a $366,000 and 7% decrease in revenue from the TV Magazine. This decrease was primarily caused by a 5.4% decrease in page count in the current year. Sales to other customers increased 29% to $14.3 million from $11.1 million during the same period. Sales to all customers based on product type are defined and detailed below:

        General Commercial and Advertising - Commercial and/or advertising products and marketing mailers such as brochures, fliers and other one to sixteen page products. The product is usually distributed or mailed separately.

        Direct Mail - Products for direct mail promotions.

        Catalogues/Directories - Consists of product information or a sales publications (college class schedules, merchandise listings) and organizational or geographic directories. Generally published semi-monthly or quarterly.

        Magazines/Periodicals - Consists of miscellaneous information published on a fixed schedule. Generally informational versus product oriented.

        Inserts/Coupons - Advertisement included in a publication.

        Business Forms - Forms used internally by another business or organization.

                           SALES BY CATEGORY (000'S)

                                                 1998    1997   VARIANCE
                                                ------  ------  ---------

          Magazines/Periodicals                $10,265 $ 8,432    $1,833
          General Commercial and Advertising     3,698   4,246      (548)
          Catalogues/Directories                 3,486   1,846     1,640
          Inserts/Coupons                        1,876   2,140      (264)
          Business Forms                           232     328       (96)
          Direct Mail                              145     158       (13)
                                                ------  ------     -----
                                               $19,702 $17,150    $2,552

        The increase in sales in the Catalogues/Directories and Magazines/Periodicals categories reflect the Company's efforts to expand sales in the publication segment of the printing market. The combined increase of 34% is due to a 6% increase in college catalogue sales, the addition of seven new customers to whom sales totaled $1.6 million in fiscal 1998, and an increase in sales to exiting large customers (defined as having sales in excess of $25,000 in the prior year) of $3.2 million, including a $1.3 million increase with one customer. The decrease in General Commercial and Advertising Sales reflects a decrease in small customers under $10,000 and a decrease in sales of $767,000 to two large customers. These products tend to be fillers, with sales based on available press time, not supported by long-term contracts and generally price sensitive. Sales in this category are, therefore, difficult to predict.

        Gross profit decreased to $1.3 million and 6.5% of net sales from $2.6 million and 14.9% of net sales for fiscal 1997. Total cost of sales increased $3.8 million to $18.4 million. Material costs including paper, ink, plates, production materials and outside service costs increased $2.2 million to 61.8% of sales from 58.3% for the prior fiscal year. The primary reason for this increase was paper costs, which increased $2 million to 49.6% of sales from 45.3% in the prior year. The increase in paper cost is attributable to several factors: inefficient production operations in the period from July 1997 through January 1998 associated with the move and relocation of the Webworks, Pelican and other acquired equipment was the primary cause of the gross margin degredation, evidenced by increased paper waste, scrap and customer sales credits during the relocation period; an increase in the paper cost margin of the TV Magazine, due to a reduction in total magazines produced and page count per magazine; and an increase in sales to two existing customers totaling $1.8 million with a combined standard paper cost margin of 55%.

        Labor costs increased $1.3 million to 24.3% of sales from 20.3% for the prior fiscal year. The increase reflects the personnel increases associated with the press and bindery equipment acquisitions in September 1996, June 1997, and September 1997 and the need to maintain skilled production personnel during the relocation period, at which time production levels were less than had been anticipated. The average number of hourly employees in fiscal 1997 was 87.25 as compared to 125 for fiscal 1998; based on the month end staffing levels during each year. This represents a 43% increase in production personnel. The margin degradation resulted from several primary factors: Inefficiencies associated with the move and reinstallation of the above mentioned presses in the period from July 1997 to January 1998, increased pre-press and post-press requirements associated with several new customers, and maintaining the staffing requirements necessary to maintain full-service pre-press and post-press capabilities. The Company does not expect to return to the 1995 and 1996 pre-acquisition labor margins of 15% to 16%.

        Selling, general and administrative costs increased $560,000 to $2.3 million and 11.9% of sales from 10.4% in the prior fiscal year. The increases occurred primarily due to personnel additions in marketing, customer service, and administration; increases in property taxes as a result of the asset acquisitions made in the prior nineteen months; and increases in professional fees associated with the cost of the public offering completed in May 1997. Depreciation expense increased $290,000 due to the property, plant and equipment acquired in the last half of fiscal 1997 and in fiscal 1998. Loss (gain) on asset disposals and acquisition reflect a gain of $242,000 on the sale of assets and a $299,000 loss on the write down in value of a certain asset in fiscal 1998. The Company also incurred a $183,000 expense in maintaining the operation of Pelican prior to the completion of the purchase of certain Pelican assets. In fiscal 1997, the Company recognized a gain of $271,000 related to an insurance claim for fire damage to its facility, net of clean up and restoration costs.

        Based on the above factors, operating income (loss) decreased $2.6 million to a $2.5 million loss in the current year.

        Interest expense increased $107,000 to $638,000, primarily due to a higher average loan balance outstanding for fiscal 1998 as compared to the average loan balance outstanding for fiscal 1997.

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

        Sales increased 2% to $4.4 million for fiscal 1998 from $4.3 million for fiscal 1997. Sales to all customers based on product type are detailed below:


        (IN THOUSANDS)                           1998      1997    VARIANCE
                                                 -----     -----   ---------

        Magazines/Periodicals                   $2,471    $2,242     $  229
        Inserts/Coupons                            713       425        288
        Catalogues/Directories                     682       359        323
        General Commercial and Advertising         517     1,166       (649)
        Business Forms                              41        95        (54)
        Direct Mail                                 11        43        (32)
                                                 -----     -----       ----
                                                $4,435    $4,330     $  105

        Sales to new customers comprised the majority of the increase in the Magazine/Periodical and Catalogues/Directories categories. Inserts/Coupons increases related primarily to increased sales to The Dallas Morning News. The decrease in general commercial and advertising revenue reflects the loss of two trade customers ($355,000) and a decrease in sales to small customers of $443,000. Small customers are defined as those with sales of less than $25,000 per quarter. These changes reflect the high turnover in this category and the Company's attempt to move to larger quantity, recurring jobs.

        Gross profit decreased to $87,000 and 2.0% of net Sales from $354,000 and 8.2% in the prior period. Total cost of sales increased $370,000 to $4.3 million. Materials costs including paper, ink, plates, production materials and outside service costs increased $335,000 to 65.8% of sales from 59.6% in the prior period. The primary reason for this increase was an increase in paper costs, which increased $510,000 to 54.4% of sales from 43.9%. Several factors contributed to this increase: an increase in newsprint paper cost of approximately 17% as compared to the same quarter in the prior year; inefficient production operation in the beginning of the current quarter caused by the slower than expected return to acceptable production levels following the Company's relocation of acquired assets; and increases in obsolete inventory reserves of $42,000 and the issuance of sales credits totalling $70,000 which were charged to the current period but reflect activity in a prior quarter. The Company expects paper cost margins to return to 46% to 48% of net sales in fiscal 1999. Other material costs decreased $175,000 due to a small decrease in ink prices of 5 to 8% and improved operational control of ink purchasing, usage and storage; a reduction in the outsourcing of pre-press and post-press services due to the Company's increased capacities; and a decrease in freight costs resulting from a move to a leased fleet of three trucks for local deliveries and the creation of an internal courier service.

        Labor costs increased $40,000 to 24.8% of sales from 24.5%.

        Selling, general and administrative costs increased $5,000 to 14.2% of sales from 14.4% in the comparable quarter of the prior fiscal year. Depreciation and amortization expense increased $138,000 as a result of the increase in property, plant and equipment. Loss (gain) on asset disposals and acquisition reflects a $299,000 asset write down in the current quarter for a web press held for resale.

        Based on the above factors, operating loss increase increased to $926,000 from $469,000 in the prior period.

        Other Income (expense) of ($239,000) compared to ($176,000) in the prior year reflects a $88,000 increase in interest expense caused by an increase in the average debt balance in the current quarter.

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996

        Sales increased 20% to $17.2 million for fiscal 1997 from $14.3 million for fiscal 1996. Sales increased primarily due to increases in the sale of magazine and catalogue product services utilizing coated and other premium papers. Sales to the Dallas Morning News decreased 24% to $6 million from $7.9 million in fiscal 1996 due to decreased paper cost passed on to the TV Magazine (approximating $965,000) and the loss of certain "wrap" or free standing insert product services totaling $1 million. Sales to other customers increased 74% and $4.8 million during the same period. The increase occurred primarily in the sale of coated and other premium product services.

        Gross profit increased 25% to $2.6 million and 14.9% of sales for fiscal 1997 from $2.0 million and 14.3% of sales for fiscal 1996. The gross profit margin increase reflects a decrease in paper costs as a percent of sales offset to some degree by an increase in direct labor, ink and other products and job costs. Paper costs decreased to approximately 46% of sales in fiscal 1997 compared to 56% in fiscal 1996. This decrease is due to a reduction in newsprint prices and the increased sales of higher margin coated and premium paper product services. Other job and material costs increased approximately 4% as a percent of sales in fiscal 1997, reflecting increased costs of ink, plates, outbound freight costs and other repair and supply costs. Labor costs increased approximately $1.4 million and 6.0% of sales in fiscal 1997 due to several factors. Labor costs on certain jobs utilizing newsprint paper increased as a percent of sales due to decreased paper cost pass through provisions included in some production contracts and the decreasing newsprint paper costs. This caused the constant labor cost to be allocated to a decreased sales total. Additional margin degradation was caused by an increase in overtime and the labor cost associated with maintaining two separate production facilities for the second half of fiscal 1997.

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

        Selling, General, and Administrative expenses increased as a percentage of sales from $1.16 million and 8.1% for fiscal 1996, to $1.79 million and 10.4% for the fiscal 1997. The $630,000 increase in costs is due primarily to increases in sales and marketing and administrative labor costs and property taxes associated with the operation of a second manufacturing facility for six months, and the related assimilation of approximately $1.6 million of printing equipment acquired. Non-production labor increased to $1.12 million and 6.5% of sales in fiscal 1997 from $822,000 and 6.2% in fiscal 1996 and property taxes increased to $211,000 and 1.2% in Fiscal 1997 from $99,000 and .7% in fiscal 1996. Property taxes increased due to the addition of over $2 million of personal property during fiscal 1997.

        During the fourth quarter of fiscal 1997 the Company incurred selling, general and administrative costs of $625,000 and 14.4% of sales for the fourth quarter as compared to costs of $1.17 million and 9.1% for the nine months ended December 31, 1996. This increase is a result of two factors: a planned increase in the Company's sales and marketing and customer service efforts (accounting for approximately $217,000 and 5% of sales), and more significantly, the continued excess non-production labor, lease and other operating costs associated with the maintenance of separate plant and administrative facilities. The Company planned to have vacated the temporary facility by September 1997.

        Operating income increased as a percentage of sales from $80,000 and .6% of sales for fiscal 1996 to $153,000 and .9% of sales for fiscal 1997. The operating income increase is due to the factors discussed above and the recognition in fiscal 1997 of a $271,000 gain related to an insurance claim for fire damage to its facility, net of clean up and restoration costs. Interest expense remained flat at 3.1% of sales despite a 20% and $2.9 million increase in sales.

        Other income expense increased $77,000 due primarily to an $86,000 interest expense increase which reflects the increased debt incurred as a result of the purchase of the Webworks assets in September 1996.

        An extraordinary loss of $109,000 was recorded for fiscal 1997 resulting from an early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

        See "Going Concern" above regarding the Company's present financial condition.

        The Company has historically met its liquidity and capital investment requirements through internally generated funds and external financing. Cash flow provided (used) by operations was $852,458 and ($571,872) for fiscal 1997 and 1998, respectively. Working capital was ($1,934,000) on March 31, 1997 and ($3,399,579) at March 31, 1998. The adverse change in the working capital balance is due primarily to the net loss of $3,052,000 incurred in the current year.

        The Company had net accounts receivable of $2.05 million and $2.19 million at March 31, 1998 and 1997, respectively. The average collection period for the Company's accounts receivable for fiscal year 1998 and 1997 was 38 and 50 days, respectively. The decrease in the average collection period was attributable to a more stringent credit policy and a decrease in sales in the fourth quarter to small general commercial and advertising customers which tend to be slower paying customers.

        Trade payables and accrued liabilities increased $988,000 to $3.6 million at March 31, 1998. Accrued liabilities decreased $646,000 due primarily to a $580,000 reduction in accrued equipment installation costs associated with the Webworks asset acquisition. Trade payables increased $1.6 million to $3.2 million. Days cost of sales in trade payables increased from 39.5% in fiscal 1997 to 64 in fiscal 1998. The increase in trade payables is a direct result of the operating loss experienced in fiscal 1998 and the higher than expected costs of relocating acquired printing equipment.

        Congress Financial Corporation ("Congress") has provided the Company revolving credit, equipment, real estate and future capital expenditure financing facilities totaling $ 9.0 million, of which $5.2 million was drawn at March 31, 1998. An additional $1.7 million was available on such date under such revolving credit facility and an additional $1.3 million was available through the equipment and capital expenditure facilities. The capital expenditure facility's term runs concurrently with the term of the revolving credit facility and provides financing for up to 85% of the value of the equipment purchased. These borrowings would be payable over five years or by the termination of the facilities. The indebtedness to Congress is secured by a lien on all of the Company's assets, excluding land, buildings and building improvements. In October 1997, the Company purchased a building adjacent to its existing facility for $1.8 million. In conjunction with the building acquisition, the Company obtained an additional real estate financing facility totaling $2.7 million from another bank. The indebtedness is secured by a first lien on the Company's land, building and building improvements. See Note 7 to consolidated financial statements.

        Financing activities during fiscal 1998 related primarily to the initial offering of the Company's stock in May 1997 and the repayment of the then existing Congress revolver and real estate loan for $2.7 million, a note for $.2 million and a note payable to Webworks for $.5 million. The Company also repaid $.3 million of the Congress capital expenditure facility with proceeds from the sale of certain equipment.

        Investment activities included capital expenditures of $6,613,000 and $628,000 for fiscal 1998 and 1997, respectively. The $2.1 million increase in gross fixed assets in fiscal 1997, includes $1.6 million in assets purchased from Webworks and $396,000 in expenditures to replace equipment and repair building damage related to a March 1996 fire. The expenditures in fiscal 1998 relate primarily to the acquisition of an adjacent building for $1.8 million; the acquisition of a Hantscho Mark IV press and upgrades for $1.1 million; the Pelican asset acquisition for $1.3 million and leasehold improvements totaling $1.6 million. The remaining capital expenditures reflect normal and customary costs associated with the continued operation and upgrading of existing machines.

YEAR 2000 COMPLIANCE

        Computer programs that were written using two digits rather than four digits to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. This result is commonly referred to as the "Year 2000" problem. The Year 2000 problem could result in information system failures or miscalculations. The Company is completing an extensive review of its businesses to determine whether or not purchased and internally developed computer programs are Year 2000 compliant, as well as the remedial action and related costs associated with any required modifications or replacements. A significant amount of information has been collected and analyzed as part of this review, however, the process will not be completed until the end of fiscal year 1999. The Company plans to complete all remediation efforts for its critical systems prior to the year 2000. Based upon its evaluation to date, management currently believes that while the Company may incur internal costs to address the Year 2000 problem, such costs will not have a material impact on the operations, cash flows or financial condition of the Company in future years.

NEW ACCOUNTING STANDARDS

        During fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". As a result of the adoption of SFAS No. 128, all earnings per share ("EPS") amounts are shown in the basic and diluted presentations required by this pronouncement. The Company also implemented SFAS No. 129 "Disclosure of Information About Capital Structure" which establishes standards for disclosing information about an entity's capital structure Implementation of these pronouncements did not have a material effect on the financial statements.

        In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which was also issued in June 1997, establishes standards for the way public companies disclose information. These pronouncements will require such disclosures in financial statements for periods beginning after December 15, 1997.

ITEM 7. FINANCIAL STATEMENTS

        The consolidated financial statements of the Company, together with the audit report thereon required by this item are attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 10 with respect to the directors, nominees and executive officers of the Company is incorporated by reference to the information set forth under the Caption "Directors and Executive Officers" in the Company's Definitive Schedule 14A Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year-end.

ITEM 10: EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated by reference to the information set forth under the caption "Directors and Executive Officers" in the Company's Definitive Schedule 14A Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year-end.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated by reference to the information set forth under the caption "Beneficial Ownership of Common Stock" in the Company's Definitive Schedule 14A Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year-end.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference to the information set forth under the caption "Directors and Executive Officers" in the Company's Definitive Schedule 14A Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year-end.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         Reference is made to the Exhibit Index on page E-1 for a list of all exhibits filed as part of this report.

1.   Current Reports on form 8-K:

         The company was not required to file any reports on Form 8-K during the fiscal quarter ended March 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEI WEBWORLD, INC.


Dated: June 30, 1998                    By: /s/ RICHARD J. WIENCEK
                                            -----------------------------------
                                            Richard J. Wiencek
                                            Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons of the registrant and in the capacities indicated on June 30, 1997.

        Name                                      Title
        ----                                      -----

/s/ RICHARD J. WIENCEK
---------------------------
Richard J. Wiencek            President and Chief Executive Officer
                              (Principal Executive Officer) and Director

/s/ WILLIAM K. DANIELS
---------------------------
William K. Daniels            Vice President - Finance and Administration and
                              Chief Financial Officer (Principal Financial
                              and Accounting Officer)

/s/ BARRY B. CONRAD
---------------------------
Barry B. Conrad               Director and Chairman of the Board

/s/ FLOYD W. COLLINS
---------------------------
Floyd W. Collins              Director


---------------------------
Brian A. Harpster             Director

/s/ ROBERT D. KOPITKE
---------------------------
Robert D. Kopitke             Director

                               INDEX TO EXHIBITS

Exhibit No.                             Description
-----------                             -----------

 3.1            Articles of Incorporation of NEI WebWorld, Inc., as amended/(1)/
 3.2            Bylaws, as amended and restated, of NEI WebWorld, Inc./(1)/
 4.1            Form of Warrant Agreement/(1)/
10.1            Amended and Restated Employment Agreement of Richard M.
                Wiencek/(1)/
10.2 Form of Deed of Trust and Security Agreement as executed by NEI 4647, Inc. to Column Financial, Inc. as of October 8, 1997 and as executed by NEI Real Estate, Inc. to Column Financial, Inc. as of October 8, 1997/(2)/
10.3            Management Agreement of Conrad/Collins Merchant Banking Group,
                Ltd./(1)/
10.4            NEI WebWorld, Inc. Stock Option Plan/(1)/
10.5            Contract with The Dallas Morning News/(1)/
10.6 Loan and Security Agreement by and among the Company and Congress Financial Corporation (Southwest), dated December 31, 1996/(1)/
10.7 Promissory Note executed by NEI 4647, Inc. to Column Financial, Inc. as of October 8, 1997/(2)/
10.8 Promissory Note executed by NEI Real Estate, Inc. to Column Financial, Inc. as of October 8, 1997/(2)/
10.9 Form of note dated April 2, 1996 issued by certain shareholders of NEI WebWorld, Inc. in connection with stock option exercises/(1)/
10.10           Form of Indemnification and Hold Harmless Agreement/(1)/
21.1            List of subsidiaries/(2)/
27.1            Financial Data Schedule/(2)/

/(1)/ Previously filed as an Exhibit to Form SB-2 (File No. 333-23023) and incorporated herein by reference.
/(2)/ Filed herewith

                      NEI WEBWORLD, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                           Page
                                                                                           ----

INDEPENDENT AUDITORS' REPORT............................................................     2

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:
  Balance Sheets as of March 31, 1997 and 1998..........................................     3
  Statements of Operations for the Years Ended March 31, 1996, 1997, and 1998...........     4
  Statements of Shareholders' Equity for the Years Ended March 31, 1996, 1997 and 1998..     5
  Statements of Cash Flows for the Years Ended March 31, 1996, 1997, and 1998...........     6
  Notes to Financial Statements.........................................................     7

                         INDEPENDENT AUDITORS' REPORT


To the Directors and Shareholders of NEI WebWorld, Inc:

We have audited the accompanying consolidated balance sheets of NEI WebWorld, Inc. and subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NEI WebWorld, Inc. and subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and negative cash flows raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP

Dallas, Texas
May 9, 1998

                      NEI WEBWORLD, INC. AND SUBSIDIARES

                          CONSOLIDATED BALANCE SHEETS


                                                                            March 31
                                                                    ------------------------
                                                                        1997         1998
                                                                    -----------  -----------

                              ASSETS
CURRENT ASSETS:
 Cash...........................................................    $   43,460   $       250
 Accounts receivable - net (Notes 3 and 7)......................     2,185,292     2,050,255
 Inventories (Notes 4 and 7)....................................       921,302       784,649
 Prepaid expenses and other.....................................        16,403        86,939
                                                                    ----------   -----------
  Total current assets..........................................     3,166,457     2,922,093
PROPERTY, PLANT AND EQUIPMENT - net (Notes 5 and 7).............     4,580,355     9,935,669
INTANGIBLES AND OTHER ASSETS - net (Note 6).....................       716,520       341,999
                                                                    ----------   -----------
  TOTAL.........................................................    $8,463,332   $13,199,761
                                                                    ==========   ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Note payable (Note 7)..........................................    $1,836,547   $ 2,024,904
 Current portion of long-term debt (Note 7).....................       664,286       709,650
 Accounts payable...............................................     1,576,858     3,211,722
 Accrued expenses and other liabilities.........................       378,579       345,396
 Accrued management and consulting fees (Note 13)...............        63,833        30,000
 Accrued equipment installation costs (Note 5)..................       580,000             -
                                                                    ----------   -----------
  Total current liabilities.....................................     5,100,103     6,321,672
LONG-TERM DEBT - Less current portion (Note 7)..................     3,218,333     5,246,666
COMMITMENTS (Note 8)
SHAREHOLDERS' EQUITY (Notes 10 and 11):
 Redeemable common stock warrants for 1,150,000 shares..........             -       126,875
 Common stock: 20,000,000 shares of $.01 par value authorized;
  2,719,778 shares and 3,719,778 shares issued and
  outstanding , respectively....................................        27,198        37,198
 Additional paid-in capital.....................................     1,033,687     5,410,606
 Accumulated deficit............................................      (790,989)   (3,843,256)
 Notes receivable - shareholders................................      (125,000)     (100,000)
                                                                    ----------   -----------
  Total shareholders' equity....................................       144,896     1,631,423
                                                                    ----------   -----------
  TOTAL.........................................................    $8,463,332   $13,199,761
                                                                    ==========   ===========



                See notes to consolidated financial statements.

                      NEI WEBWORLD, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Years Ended March 31
                                                      -------------------------------------
                                                          1996         1997        1998
                                                      -----------  -----------  -----------

NET SALES (Note 3)................................    $14,285,858  $17,150,360  $19,702,197
COST OF SALES.....................................     12,239,998   14,587,980   18,418,517
                                                      -----------  -----------  -----------
GROSS PROFIT......................................      2,045,860    2,562,380    1,283,680
OPERATING EXPENSES:
  Selling, general and administrative (Note 12)...      1,164,963    1,791,057    2,347,875
  Depreciation - property.........................        410,702      525,273      815,930
  Amortization - intangibles......................        232,485      228,051      216,151
  Loss (gain) on asset disposals and acquisition
     net expenses (Note 5)........................              -     (271,265)     238,997
  Management and consulting fees (Note 13)........        157,408      136,333      128,665
                                                      -----------  -----------  -----------
     Total........................................      1,965,558    2,409,449    3,747,618
OPERATING INCOME (LOSS)...........................         80,302      152,931   (2,463,938)
OTHER INCOME (EXPENSE):
  Interest expense (Note 7).......................       (445,154)    (531,040)    (637,783)
  Other...........................................         25,776       35,172       14,454
                                                      -----------  -----------  -----------
     Total........................................       (419,378)    (495,868)    (623,327)
                                                      -----------  -----------  -----------
LOSS BEFORE INCOME TAX EXPENSE
  AND EXTRAORDINARY ITEM..........................       (339,076)    (342,937)  (3,087,267)
INCOME TAX (BENEFIT) EXPENSE (Note 9).............        (29,019)      45,305            -
                                                      -----------  -----------  -----------
LOSS BEFORE EXTRAORDINARY ITEM....................       (310,057)    (388,242)  (3,087,267)
EXTRAORDINARY ITEM - Gain (loss) on
  debt retirement (Note 7)........................              -     (108,545)      35,000
                                                      -----------  -----------  -----------
NET LOSS..........................................    $  (310,057) $  (496,787) $(3,052,267)
                                                      ===========  ===========  ===========
EARNINGS PER SHARE - BASIC AND
  DILUTED:
  Loss before extraordinary item..................  $       (0.11) $     (0.14) $     (0.86)
                                                      ===========  ===========  ===========
  Net loss........................................  $       (0.11) $     (0.18) $     (0.85)
                                                      ===========  ===========  ===========
COMMON SHARES OUTSTANDING.........................      2,719,778    2,719,778    3,582,792
                                                      ===========  ===========  ===========


                See notes to consolidated financial statements.

                      NEI WEBWORLD, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                               Common        Common Stock      Additional                    Notes         Total
                               Stock     --------------------    Paid-In    Accumulated    Receivable-  Shareholders'
                              Warrants     Shares    Amounts     Capital      Deficit     Shareholders     Equity
                             ----------  ---------  ---------  ----------  -------------  ------------  ------------

BALANCES AT MARCH 31,
 1995......................  $ 209,124   2,103,728   $21,037   $  924,489    ($152,910)            -    $ 1,001,740
  Accretion on preferred
   stock previously
   outstanding (Note 10)...          -      99,900       999      (70,640)      69,641             -              -
  Accretion (decrease) for
   estimated redemption
   value of the common
   stock put warrants......   (159,124)          -          -           -      159,124             -              -
  Net loss.................          -                      -           -     (310,057)            -       (310,057)
                             ---------   ---------   --------  ----------  -----------     ---------    -----------
BALANCES AT MARCH 31,
 1996......................     50,000   2,203,628     22,036     853,849     (234,202)            -        691,683
  Accretion on preferred
   stock previously
   outstanding (Note 10)...          -      99,900        999      59,001      (60,000)            -              -
  Issuance of common stock
   warrants for 80,000
   shares..................     23,500           -          -           -      (23,500)            -              -
  Redemption of common
   stock warrants for
   170,000 shares..........    (73,500)          -          -           -       23,500             -        (50,000)
  Exercise of stock
   options.................          -     416,250      4,163     120,837            -      (125,000)             -
  Net loss.................          -           -          -           -     (496,787)            -       (496,787)
                             ---------   ---------   --------  ----------  -----------     ---------    -----------
BALANCES AT MARCH 31,
 1997......................          -   2,719,778     27,198   1,033,687     (790,989)     (125,000)       144,896
  Issuance of common
   stock and redeemable
   common stock warrants
   in initial public
   offering................    126,875   1,000,000     10,000   4,376,919            -             -      4,513,794
  Collection on notes
   receivable -
   shareholders............          -           -          -           -            -        25,000         25,000
  Net loss.................          -           -          -           -   (3,052,267)            -     (3,052,267)
                             ---------   ---------   --------  ----------  -----------     ---------    -----------
BALANCES AT MARCH 31,
 1998......................  $ 126,875   3,719,778   $ 37,198  $5,410,606  $(3,843,256)    $(100,000)   $ 1,631,423
                             =========   =========   ========  ==========  ===========     =========    ===========


                See notes to consolidated financial statements.

                      NEI WEBWORLD, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Years Ended March 31
                                               ------------------------------------
                                                  1996         1997         1998
                                               ---------   -----------   -----------

OPERATING ACTIVITIES:
 Net loss....................................  $(310,057)  $  (496,787)  $(3,052,267)
 Extraordinary (gain) loss on debt
  retirement.................................          -       108,545       (35,000)
 Non-cash items in net income (loss).........
   Depreciation and amortization.............    643,187       753,324     1,032,081
   Amortization of debt discount.............      9,510         8,097             -
   Amortization of debt issuance costs.......          -        11,409        50,121
   Interest expense portion of long-term
    debt increase............................          -       128,312       453,418
   (Gain) loss on asset disposals............    (17,032)     (271,265)       56,365
   Deferred income taxes.....................    (18,233)       55,316             -
 Cash provided by (used for) operating
  working capital:
   Accounts receivable.......................   (272,919)     (161,075)      135,037
   Inventories...............................    333,659       428,867       136,653
   Prepaid expenses and other................     17,928         3,742       (70,536)
   Deferred costs related to insurance claims
    settlements..............................   (127,741)      (83,227)            -
   Accounts payable and accrued liabilities..   (179,315)      367,199       722,258
   Income taxes payable......................    (47,542)            -             -
                                               ---------   -----------   -----------
     Net cash provided by (used for) operating
      activities.............................     31,445       852,458      (571,872)
                                               ---------   -----------   -----------

INVESTING ACTIVITIES:
 Acquisition of assets (Note 5)..............          -      (217,063)            -
 Additions to property, plant and equipment
    (Note 5).................................   (266,420)     (627,651)   (6,612,610)
 Increase in accounts payable and accrued
  liabilities related to additions to
  property, plant and equipment..............          -             -       265,589
 Proceeds from asset disposal................          -             -       385,000
 Proceeds from insurance settlements.........     21,824       578,965             -
 Increase in intangibles and other assets....          -             -       (19,731)
                                               ---------   -----------   -----------
   Net cash used for investing activities....   (244,596)     (265,749)   (5,981,752)
                                               ---------   -----------   -----------

FINANCING ACTIVITIES:
 Borrowings on notes payable and long-
  term debt..................................    550,000     4,958,208     6,493,817
 Payments/retirement of notes payable
  and long-term debt.........................   (636,849)   (5,120,593)   (4,650,181)
 Net proceeds from initial public offering
  (Note 11)..................................          -             -     4,513,794
 Deferred IPO costs..........................          -      (241,285)      241,285
 Payments for debt issuance costs............          -       (90,079)     (113,301)
 Borrowings under capital lease
  arrangements...............................    300,000             -             -
 Redemption of warrants......................          -       (50,000)            -
 Reduction in notes receivable -
    shareholders.............................          -             -        25,000
                                               ---------   -----------   -----------
   Net cash provided by (used for)
    financing activities.....................    213,151      (543,749)    6,510,414
                                               ---------   -----------   -----------

INCREASE (DECREASE) IN CASH..................          -        42,960       (43,210)

CASH:
 Beginning of period.........................        500           500        43,460
                                               ---------   -----------   -----------
 End of period...............................  $     500   $    43,460   $       250
                                               =========   ===========   ===========

SUPPLEMENTAL INFORMATION:
 Interest paid...............................  $ 445,806   $   389,462   $   141,024
                                               =========   ===========   ===========
 Income taxes paid (received)................  $  47,000   $    (9,842)  $         -
                                               =========   ===========   ===========
 Non-cash investing and financing activities:
   Acquisition of assets for long-term
    debt (Note 5)............................  $       -   $ 1,010,000   $         -
                                               =========   ===========   ===========
   Exercise of stock options for notes
    receivable (Note 11).....................  $       -   $   125,000   $   (25,000)
                                               =========   ===========   ===========

                See notes to consolidated financial statements.

                      NEI WEBWORLD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED MARCH 31, 1996, 1997 AND 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BUSINESS - NEI WebWorld, Inc. (the "Company") is in the business of printing television programming schedules, advertising circulars, school catalogs and other similar supplements for newspapers and periodicals. The Company commenced operations in February 1994 following an acquisition accounted for under the purchase method.

          CONSOLIDATED FINANCIAL STATEMENTS include the accounts of NEI WebWorld, Inc. and its wholly owned subsidiaries, NEI Real Estate, Inc. and NEI 4647, Inc. (established in October, 1997) (collectively referred to as the "Company"), from the dates of their formation. Significant intercompany balances and transactions are eliminated in consolidation. Financial statement preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Differences from those estimates are recognized in the period they become known.

          REVENUES are recognized as sales primarily when print jobs are shipped and title passes to the customers.

          INVENTORIES are stated at the lower of cost (first-in, first-out method) or market.

          PROPERTY, PLANT AND EQUIPMENT are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows: building and improvements--7 to 40 years, printing equipment and other property - 3 to 11 years.

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

          STOCK-BASED COMPENSATION arising from stock option grants is accounted for by the intrinsic value method under APB Opinion No. 25. Statement of Financial Accounting Standards ("SFAS") No. 123 became

                      NEI WEBWORLD, INC. AND SUBSIDIARIES
     effective for the Company beginning April 1, 1996 and encourages (but does not require) the cost to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

          EARNINGS PER SHARE are computed based on the weighted average number of common shares outstanding in each period, restated for the common stock split and the preferred stock conversion that occurred on the effective date of the Company's initial public offering ("IPO") in May 1997, as discussed in Notes 10 and 11. Common stock warrants are not included in the shares outstanding because they are anti- dilutive in the net loss per share computation.

          RECLASSIFICATION of certain 1997 amounts have been made to confirm to the 1998 presentation.

2.   GOING CONCERN ISSUE

          The Company experienced significant operational inefficiencies in fiscal 1998 in conjunction with the dismantling, relocation and integration of the acquired printing assets. The Company continued to operate while experiencing negative cash flow by completing transactions involving the financing of its land and building and through a decrease in working capital components. As of March 31, 1998, the Company has completed the asset relocation and installation. An operational restructuring is also in progress with the goals to return gross margins to an acceptable level and reduce the Company's break-even point. The success of these efforts are vital to the continued operation of the Company as a going concern. In its current financial condition, the Company does not have the resources to support the existing debt service and trade obligations.

          The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The factors noted above indicate that the Company will be unable to continue as a going concern for a reasonable period of time unless the Company can return to a positive cash flow operation and obtain additional external financing. However, management can offer no assurances that adequate levels of cash flow and financing can be achieved to enable the Company to continue as a going concern.

3.   ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS

          Accounts receivable are stated net of allowances for doubtful accounts of $106,486 and $152,883 at March 31, 1997 and 1998, respectively.

          Revenues and accounts receivable from significant customers represent the following percentages of the Company's net sales and accounts receivable:

                      NEI WEBWORLD, INC. AND SUBSIDIARIES

                              Net Sales            Accounts Receivable
                         --------------------      -------------------
                         1996    1997    1998      1997           1998
                         ----    ----    ----      ----           ----
          Customer A       55%     35%     27%       19%            30%
          Customer B        0%      6%     14%        9%             8%
          Customer C        6%      8%      2%        5%             2%

4.   INVENTORIES

          Inventories consist of the following:

                                              1997          1998
                                           -----------   -----------

            Paper stocks.............      $   562,009   $   547,624
            Ink and other supplies...          169,600        77,810
            Jobs in process..........          189,693       159,215
                                           -----------   -----------
            Total                          $   921,302   $   784,649
                                           ===========   ===========

5.   PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consist of the following:

                                              1997          1998
                                           -----------   -----------

            Land.....................      $   186,264   $   201,751
            Building and
               improvements..........        1,215,406     4,639,226
            Printing equipment and
               other property
               (includes $90,000 held
               for sale in 1998).....        4,457,952     6,913,324
            Furniture and fixtures...           29,709       144,779
            Automotive and office
               equipment.............           43,461        10,924
                                           -----------   -----------
                                             5,932,792    11,909,994
            Less accumulated
               depreciation and
               amortization..........       (1,352,437)   (1,974,325)
                                           -----------   -----------
            Property, plant and
               equipment - net.......      $ 4,580,355   $ 9,935,669
                                           ===========   ===========

          Effective September 13, 1996, the Company acquired certain printing equipment and other assets and assumed certain liabilities from Webworks, Inc. ("Webworks"), a subsidiary of Morris Newspaper Corporation, for $50,000 cash, a $1,010,000 note payable to the seller (Note 7) and $167,063 of acquisition costs ($70,000 for brokerage and related acquisition services-- see Note 13; $58,000 for legal services; and $39,063 for consulting and related services) primarily paid in cash. This total purchase price of $1,227,063 was allocated to the assets acquired and liabilities assumed in proportion to their fair values as shown below:

                      NEI WEBWORLD, INC. AND SUBSIDIARIES

          Current assets acquired--primarily
           receivables and inventories               $1,048,802
          Current liabilities assumed                  (828,802)
          Accrued equipment installation costs         (580,000)
                                                     ----------
          Net current liabilities                      (360,000)
          Web presses and other printing
           equipment acquired                         1,587,063
                                                     ----------
                                                     $1,227,063
                                                     ==========

          The acquired printing equipment was located in a facility leased under a short-term operating lease until September 1997. The estimated costs for the Company to relocate and install the equipment in its facilities was accrued at March 31, 1997. The installation commenced in March 1997 and was completed in November 1997.

          In fiscal 1997, the Company finalized its insurance claim for the fire damages to its facility on March 6, 1996, and recognized a gain of $271,265, net of clean up and restoration costs incurred.

          In July 1997, the Company purchased for $1.1 million an additional web press and upgrades, and certain pre-press equipment totalling $200,000. In September 1997, the Company acquired certain printing equipment of Pelican Press, Inc. for $1.3 million. The Company incurred $182,632 of costs to maintain these assets prior to completion of the asset acquisition; these costs are reported as operating expense in fiscal 1998. In October 1997, the Company acquired land and a building adjacent to its existing facility for $1.8 million in order to provide an additional facility for its acquired assets.

6.   INTANGIBLES AND OTHER ASSETS

          Intangibles and other assets consist of the following:

                                                          1997        1998
                                                        ---------   ---------

          Noncompete agreement (with prior owner
            of the Company; five-year term from
            February 1994--see Notes 1 and 7).......... $ 750,000   $ 750,000
          Goodwill.....................................   305,533     305,533
          Debt issuance costs..........................    90,079     203,370
          Organizational costs.........................    25,235      25,235
          Long-term receivable.........................         -      19,731
          Accumulated amortization.....................  (695,612)   (961,870)
                                                        ---------   ---------
          Total........................................   475,235     341,999
          Deferred IPO costs...........................   241,285           -
                                                        ---------   ---------
          Intangibles and other assets - net........... $ 716,520   $ 341,999
                                                        =========   =========

                      NEI WEBWORLD, INC. AND SUBSIDIARIES

7.   CREDIT FACILITIES

          Long-term debt consists of the following:
                                                           1997         1998
                                                        ----------   ----------

            Notes payable to lender under term
               loans, due in monthly principal
               installments of $52,095, plus
               interest at lender's prime rate
               (8.5% at March 31, 1998), plus
               1.5%, balance due December 31,
               1999 collateralized by
               substantially all Company assets.......  $3,172,619   $3,151,000
            Subordinated note payable to Webworks,
               interest at 12% payable quarterly,
               plus principal installments of
               $100,000 on September 12, 1997 and
               1998, and $310,000 on September 12,
               1999, collateralized by certain
               property (paid in 1998)................     510,000            -
            Subordinated note payable to prior owner,
               due in annual principal installments
               of $100,000, plus interest at 8%
               payable quarterly through February 28,
               1999, collateralized by certain
               property (paid in 1998)................     200,000            -
            Notes payable to bank under term loans,
               due in monthly principal and interest
               installments of $21,180, including
               interest at 8.19%, balance due
               November 1, 2007, collateralized by
               substantially all Company assets.......           -    2,686,674
            Capital lease obligations, due in various
               monthly installments, including imputed
               and contractual interest at 9% to 10%
               through May 31, 2000, collateralized by
               the leased equipment. Future minimum
               lease payments total $130,416, which
               includes interest of $11,774...........           -      118,642
                                                        ----------   ----------
                                                         3,882,619    5,956,316
        Less current portion..........................     664,286      709,650
                                                        ----------   ----------
        Long-term debt - less current portion.........  $3,218,333   $5,246,666
                                                        ==========   ==========

          Notes payable of $2,024,904 at March 31, 1998, are outstanding under a $3,750,000 revolving loan agreement as of that date which matures December 31, 1999, and is subject to annual renewals thereafter. Borrowings under the revolving loan are subject to borrowing base requirements, which may be adjusted at the lender's discretion, bear interest payable monthly at lender's prime rate plus 1.25%, and are collateralized by a lock box requirement and by substantially all Company assets. The revolving loan carries a .25% annual commitment fee, payable quarterly, on the unused portion of the loan.

          The loan agreement and notes payable to the lender under the revolving loan and term loans require maintenance of specified levels of adjusted net worth and limit additional debt, investing activities, payment of dividends, purchase of Company stock, other changes in ownership and transactions with related parties. The loan agreement carries a $1,000 monthly servicing fee and early termination fees of $180,000 prior to December 31, 1998, and $90,000 prior to the end of any renewal period.

                     NEI WEBWORLD, INC. AND SUBSIDIAIRIES

          In December 1996, a portion of the proceeds under these facilities were used by the Company to retire the notes payable to the bank under the previous revolving line of credit, the term loans and the subordinated notes payable. In connection with this debt retirement, an extraordinary loss of $108,545 was recognized, including write-offs of the related debt issuance costs of $33,000 and unamortized debt discount of $23,000.

          In June 1997, an extraordinary gain of $35,000 was recognized from the early retirement of debt relating to the acquisition of Webworks assets.

          In October 1997, the Company obtained additional financing of $2,700,000 from another lender, collateralized by a first lien on the Company's land, building and building improvements.

          Long-term debt under the agreements existing at March 31, 1998, matures as follows:

          1999.....................................  $    709,650
          2000.....................................     2,614,963
          2001.....................................        44,958
          2002.....................................        40,991
          2003 and beyond..........................     2,545,754
                                                     ------------
                                                     $  5,956,316
                                                     ============

8.   COMMITMENTS

          PURCHASE COMMITMENTS - In March 1997, the Company entered into an unconditional purchase obligation to a printing materials supplier for purchases at market value through March 2000. Minimum future purchases under this agreement at March 31, 1998, are as follows:

          1999.....................................  $    200,000
          2000.....................................       183,333
                                                     ------------
                                                     $    383,333
                                                     ------------

          OPERATING LEASES - The Company has long-term noncancelable operating leases for certain equipment. Minimum future rental commitments for these leases at March 31, 1998, are as follows:

          1999.....................................  $     46,238
          2000.....................................        38,424
          2001.....................................        36,504
          2002.....................................        36,504
          Thereafter...............................        74,659
                                                     ------------
                                                     $    232,329
                                                     ------------


          Rent expense under operating leases for fiscal 1996, 1997, and 1998 was $4,058, $47,348, and $79,715 respectively.

                      NEI WEBWORLD, INC. AND SUBSIDIARIES

9.   INCOME TAXES

          The tax effects of significant items comprising the Company's net deferred income tax benefit are as follows:

                                                     1997        1998
                                                   ---------   ---------

          Current:
           Allowance and accruals
            not currently deductible               $  53,000   $  61,900
           Other                                      (9,000)     (5,100)
           Valuation allowance                       (44,000)    (56,800)
                                                   ---------   ---------
           Total current assets                            -           -



          Long-term:
           Accelerated depreciation and
            amortization for tax purposes........  $ (71,000)  $ (160,000)
           Gain on fire insurance settlement, not
            currently taxable....................    (92,000)          -
           Net operating loss carry forward
            (expiring 2011 through 2012).........    301,000    1,365,000
           Alternative minimum tax credit carry
            forward..............................     68,000       68,000
          Valuation allowance....................   (206,000)  (1,273,000)
                                                   ---------   ----------
          Total long-term assets.................          -           -
                                                   ---------   ---------
          Net deferred tax asset.................  $       -   $       -
                                                   =========   =========

          The resulting components of income tax expense (benefit) are as follows:

                                             Years Ended March 31
                                       ------------------------------------
                                         1996        1997          1998
                                       ---------   ---------   -----------

          Current..................    $ (10,786)  $ (10,011)  $         -
          Deferred.................      (95,741)   (117,176)   (1,079,800)
          Change in valuation
           allowance...............       77,508     172,492     1,079,800
                                       ---------   ---------   -----------
          Income tax expense
           (benefit)...............    $ (29,019)  $  45,305   $       -

          Income tax expense (benefit) varies from the amount determined by applying the statutory federal income tax rate of 34% to income (loss) before income taxes primarily because of the increases in the valuation allowance to offset net deferred tax assets until realization is evaluated as reasonable.

                      NEI WEBWORLD, INC. AND SUBSIDIARIES

10.  PREFERRED STOCKS CONVERTED

          The Company is authorized to issue 2,000,000 shares of $1 par value preferred stock. In fiscal 1997 and prior years, the Company had Series A, B and C preferred stocks issued and outstanding, which had annual cumulative dividends (payable in Series C preferred stock) and mandatory redemption features requiring annual accretion. These preferred stocks were converted to common stock when the registration statement related to the IPO was declared effective in May 1997 (Note 11). The financial statements are presented as if these stocks were converted at the beginning of the periods reported.

11.  COMMON STOCK

          COMMON STOCK - On March 31, 1997, the Company effected a 3.33-to-one stock split. At the effective date of the IPO, the Company converted Series A, B and C preferred stocks to 2,008,823 shares of common stock. Share data has been restated for these events. In May 1997, the Company completed an initial public offering of 1,000,000 shares of common stock at $5.50 per share and 1,150,000 common stock warrants at $ .125 per share, resulting in total net proceeds of $4.5 million.

          REDEEMABLE COMMON STOCK WARRANTS - The Company issued as part of the IPO 1,150,000 Common Stock warrants which entitle the holder to purchase one share of common stock at a price of $6.88 per share through May 21, 2002. The warrants are redeemable by the Company for $ .05 per share upon written notice to warrant holders if the common stock closing price for seven trading days during a ten consecutive trading day period equals or exceeds $11.00 per share, subject to certain circumstances.

          COMMON STOCK PUT WARRANTS - In connection with subordinated notes payable, in February 1994, the Company issued warrants for 90,000 shares of common stock. The warrants were exercisable at any time on or prior to the expiration date in 2004, and entitled the holder to purchase common stock for $1 per share, subject to certain adjustments. An estimated initial value of $50,000 was assigned to the warrants. The warrant holder could require the Company to purchase the warrants or common shares issued upon exercise of the warrants (warrant shares) on or after February 28, 2000, until the expiration date, subject to certain limitations.

          In September 1996, the Company issued to the warrant holder additional warrants for the purchase of 80,000 shares of common stock for $1 per share, valued at $23,500, and in December 1996, redeemed the total 170,000 warrants outstanding for $50,000.

          COMMON STOCK OPTIONS - In April 1996, the Company vested all options previously granted and terminated the existing stock option plan. These options for 125,000 shares of common stock were exercised for notes receivable totaling $125,000, which are classified as a reduction of shareholders' equity. The notes (with recourse) bear interest at 6% payable annually and mature in April 2001.

                      NEI WEBWORLD, INC. AND SUBSIDIARIES

          On April 4, 1997, the Company adopted the 1997 Stock Option Plan (the "Plan"), which authorizes the Company to grant to employees and directors incentive and non-qualified options to purchase up to 350,000 shares of common stock at a price not less than the fair market value of the common stock on the date of grant. Options under the Plan expire no more than ten years from the later of the date of grant or the date first exercisable. Vesting provisions are at the discretion of the Board of Directors. No options have been granted under the Plan.

12.  EMPLOYEE BENEFIT PLAN

          The Company maintains a 401(k) savings plan which covers substantially all of its regular employees. The Company's annual contribution to the savings plan is determined at the discretion of the Board of Directors. The Company recorded contributions of approximately $36,000, $30,109, and $34,270 for fiscal 1996, 1997, and 1998, respectively.

13.  TRANSACTIONS WITH RELATED PARTIES

          The Company has an agreement with a shareholder and an affiliate of two of its directors to provide supervisory management services to the Company. Management fees totaled $100,000 and $150,000 for fiscal 1996 and 1997, respectively. For fiscal 1998, management fees totaled $100,000, with $25,000 included in accrued management and consulting fees at March 31, 1998.

          The Company had a consulting agreement with a director and shareholder which provided for a fixed fee each quarter and a contingent fee based on the Company's sales growth. Consulting fees totaled $30,000 and $60,000 in fiscal 1996 and 1997, respectively. For fiscal 1997, consulting fees totaled $60,000, of which $30,000 was related to the acquisition of Webworks assets. At March 31, 1997, $7,500 is included in accrued management and consulting fees. Effective April 1997, this agreement was terminated.