Form 10-Q
period 1998-06-30
NEI WEBWORLD INC
filed 1998-08-14
CIK 1035028

                                  Form 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998;    Commission file number: 1-12967


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

     The number of shares of the registrant's common stock, $.01 par value, outstanding as of August 14, 1998 was 3,719,778 shares.

     Documents Incorporated by reference: None

     Transitional Small Business Disclosure Format: Yes      No  x
                                                        ---     ---

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                      NEI WEBWORLD, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                            JUNE 30,     MARCH 31,
                                                              1998          1998
                                                          ------------  ------------
                        ASSETS

CURRENT ASSETS:
 Cash...................................................  $       250   $       250
 Account receivable - Net...............................    1,693,822     2,050,255
 Inventories............................................      650,400       784,649
 Prepaid expenses and other.............................      107,301        86,939
                                                          -----------   -----------
 Total current assets...................................    2,451,773     2,922,093
PROPERTY, PLANT AND EQUIPMENT - Net.....................    9,643,323     9,935,669
INTANGIBLES AND OTHER ASSETS - Net......................      277,525       341,999
                                                          -----------   -----------
 TOTAL..................................................  $12,372,621   $13,199,761
                                                          ===========   ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable...........................................  $ 1,624,286   $ 2,024,904
 Current portion of long-term debt......................      709,650       709,650
 Accounts payable.......................................    3,418,948     3,211,722
 Accrued expenses and other liabilities.................      352,660       345,396
 Accrued management and consulting fees.................       55,000        30,000
                                                          -----------   -----------
 Total current liabilities..............................    6,160,544     6,321,672
LONG-TERM DEBT - Less current portion...................    5,318,909     5,246,666

SHAREHOLDERS' EQUITY:
 Redeemable common stock warrants for 1,150,000 shares..      126,875       126,875
 Common stock: 3,719,778 shares issued and outstanding..       37,198        37,198
 Additional paid-in capital.............................    5,410,606     5,410,606
 Accumulated deficit....................................   (4,581,511)   (3,843,256)
 Notes receivable - shareholders........................     (100,000)     (100,000)
                                                          -----------   -----------
 Total shareholders' equity.............................      893,168     1,631,423
                                                          -----------   -----------

 TOTAL..................................................  $12,372,621   $ 13,199,76
                                                          ===========   ===========

           See notes to condensed consolidated financial statements.

                      NEI WEBWORLD, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                        JUNE 30,
                                                -----------------------
                                                   1998         1997
                                                ----------   ----------
NET SALES.....................................  $4,161,569   $4,697,758

COST OF SALES.................................   3,777,548    4,131,682
                                                ----------   ----------

GROSS PROFIT..................................     384,021      566,076
OPERATING EXPENSES:
  Selling, general and administrative.........     589,751      454,081
  Depreciation - property.....................     240,413      145,161
  Amortization - intangibles..................      54,038       54,039
  Management and consulting fees..............      32,499       30,000
                                                ----------   ----------
      Total...................................     916,701      683,281
                                                ----------   ----------

OPERATING LOSS................................    (532,680)    (117,205)
OTHER INCOME (EXPENSE)
  Interest expense............................    (205,226)    (128,406)
  Other.......................................        (349)       1,265
                                                ----------   ----------
      Total...................................    (205,575)    (127,141)
                                                ----------   ----------

LOSS BEFORE EXTRAORDINARY ITEM................    (738,255)    (244,346)
EXTRAORDINARY ITEM - Gain on debt retirement..                   35,000
                                                ----------   ----------

NET LOSS......................................  $ (738,255)  $ (209,346)
                                                ==========   ==========

EARNINGS PER SHARE, BASIC AND DILUTED:
  Loss before extraordinary item..............  $    (0.20)  $    (0.08)
                                                ==========   ==========

  Net loss....................................  $    (0.20)  $    (0.07)
                                                ==========   ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING....   3,719,778    3,170,327
                                                ==========   ==========

           See notes to condensed consolidated financial statements.

                      NEI WEBWORLD, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                        JUNE 30,
                                                -----------------------
                                                   1998         1997
                                                ----------   ----------
OPERATING ACTIVITIES:
  Net loss....................................  $(738,255)   $ (209,346)
  Extraordinary gain on debt retirement.......          -       (35,000)
  Non-cash items in net loss:
     Depreciation and amortization............    294,451       199,200
     Amortization of debt issuance cost.......     14,306        11,259
     Gain on asset disposal...................       (319)            -
     Interest expense portion of
      long-term debt increase.................    129,470       102,606
  Cash provided by (used for) operating
   working capital:
     Accounts receivable......................    356,433      (144,423)
     Inventories..............................    134,249      (213,337)
     Prepaid expenses and other...............    (20,362)        8,403
     Accounts payable and accrued liabilities.    239,490        79,076
     Accrued equipment installation cost......          -      (449,028)
                                                ----------   ----------
       Net cash provided by (used for)
        investing activities..................    409,463      (650,590)

INVESTING ACTIVITIES:
  Additions to property, plant and equipment..    (30,749)     (629,619)
  Proceeds from asset disposals...............     83,000             -
  Increase in intangibles and other assets....     (3,869)            -
                                                ----------   ----------
  Net cash used for investing activities......     48,382      (629,619)

FINANCING ACTIVITIES:
  Borrowings on notes payable and
   long-term debt.............................    250,000     3,204,896
  Payments/retirement of notes payable and
   long-term debt.............................   (694,347)   (6,620,085)
  Borrowings/payments under capital lease
   arrangements...............................    (13,498)      171,741
   Net proceeds from initial public offering..          -     4,746,244
                                                ----------   ----------
       Net cash provided by (used for)
        financing activities..................    (457,845)   1,502,796
                                                ----------   ----------

INCREASE IN CASH..............................           -      222,587

CASH:
  Beginning of period.........................         250       43,460
                                                ----------   ----------
  End of period...............................  $      250   $  266,047
                                                ==========   ==========

           See notes to condensed consolidated financial statements.

                         NEI WEBWORLD AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF AND FOR THE PERIOD ENDED JUNE 30, 1998


Note 1: Interim Financial Statements

    The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. Some adjustments involve estimates which may require revision in subsequent interim periods or at year end. The unaudited financial statements and footnotes should be read in conjunction with the Company's financial statements for the year ended March 31, 1998 that are included in Form 10-KSB that was filed with the Securities and Exchange Commission on June 29, 1998. Operating results for the three month period are not necessarily indicative of results expected for the remainder of the year.

Note 2: Going Concern Issue

    The Company experienced significant operational inefficiencies in fiscal 1998 in conjunction with the dismantling, relocation and integration of the printing assets acquired in fiscal 1997 and 1998. The Company continued to operate while experiencing negative cash flow by completing transactions involving the financing of its land and building and through a decrease in net working capital. As of June 30, 1998, the Company has completed the asset relocation and installation. An operational restructuring is in progress and the Company's break-even point has been materially reduced. The goal of the operational restructuring is to return the gross margin to an acceptable level. The success of this effort is vital to the continued operation of the Company as a going concern. In its current financial condition, the Company does not have the resources to support the existing debt service and trade obligations.

    The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The factors noted above indicate that the Company will be unable to continue as a going concern for a reasonable period of time unless the Company can return to a positive cash flow operation and obtain additional external financing. However, management can offer no assurances that adequate levels of cash flow and finances can be achieved to enable the Company to continue as a going concern.

Note 3: Inventories

    Inventories consist of the following:

                                              June 30,     March 31,
                                                1998          1998
                                             ---------     ---------

          Paper stock                        $ 492,054     $ 547,624
          Ink and other supplies                69,207        77,810
          Jobs in process                       89,139       159,215
                                             ---------     ---------
                                             $ 650,400     $ 784,649
                                             =========     =========

                        PART 1 - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:   NEI WebWorld, Inc. (the "Company", "NEI" or "WebWorld") owns a high-
volume commercial printing facility offering pre-press, printing and post-press services to customers in the Southwestern United States. NEI specializes in the printing of multi-color magazine and other periodicals, catalogues, directories, tabloids, inserts, advertising products and marketing mailers. The printing of weekly television guides for local newspapers accounted for 61%, 35% and 27% of net sales for the years ended March 31, 1996, 1997 and 1998, respectively and 26% and 29% for the quarters ended June 30, 1997 and 1998, respectively. In the current quarter, two additional customers accounted for 6.8% and 5.4% of net sales, respectively. No other customer accounted for more than 5% of net sales.

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

Going Concern: During the later half of fiscal 1998, the Company completed the dismantling, relocation and integration of the printing assets acquired in fiscal 1997 and 1998. The relocation included three full web presses, two half-web presses, four six to eight pocket saddle stitchers or binders, one twenty pocket perfect binder, and numerous smaller pieces of equipment including cutters, folders and a wire roller. The Company's primary production facility was not large enough to accommodate the acquired assets. Therefore, in conjunction with the equipment relocation, the Company acquired land and a building adjacent to its existing facility. Significant monies were expended to improve both buildings, including electrical upgrades, foundation strengthening and a redesign of the physical layout to improve the work flow from pre-press through post-press and shipping. The cost of this property acquisition and upgrade was greater than anticipated.

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

As a result of these operational problems and the larger than expected cost of expanding and upgrading its facilities, the Company experienced negative cash flow from operations during fiscal 1998. In that regard, the Company has initiated or completed numerous actions. The reinstallation of all acquired equipment and equipment upgrades is now complete and the Company plans no major capital expenditures in fiscal 1999. An operational restructuring is also in progress with the goal to return gross profit margins to acceptable levels and reduce the Company's break-even point. As part of this restructuring, the Company hired a new Chief Operating Officer with significant production systems and management experience. A sales and marketing initiative has begun, dividing the Company's business into distinct markets and targeting specific customers and products.

Along with this initiative, the Company completed a detailed review of profitability on a job by job and customer by customer basis, with a goal to eliminate all unprofitable relationships.

The Company experienced negative cash flow from operations in the quarter ended June 30, 1998, due primarily to reduced sales volumes. The primary cause of the sales volume decrease was the termination of several unprofitable customer relationships. The Company has continued to operate while experiencing negative cash flow by increasing external debt financing and through a decrease in net working capital. The Company will be unable to continue as a going concern for a reasonable period of time unless it can return to a positive cash flow operation and obtain additional internal or external financing.

The Company believes it will be successful in achieving acceptable gross margins and positive cash flow in fiscal 1999; however no such guarantees are made and until such time, the Company will be dependent on its ability to complete additional external financings.

Results of Operations: First quarter ended June 30, 1998 compared to the same period of the prior year.

                                                           FIRST QUARTER ENDED
                                                                 JUNE 30
                                                          ---------------------
                                                             1998       1997
                                                          ----------  ---------
       Sales............................................      100.0%     100.0%
       Cost of sales....................................       90.8       87.9
                                                              -----      -----
       Gross profit.....................................        9.2       12.1
       Selling, general and administrative expenses.....       14.2        9.7
       Depreciation and amortization....................        7.0        4.2
       Management and consulting fees...................        0.8        0.7
                                                              -----      -----
       Operating loss...................................      (12.8)      (2.5)
       Interest expense (net)...........................       (4.9)      (2.7)
       Loss before income taxes and extraordinary item..      (17.7)      (5.2)
       Income taxes.....................................        0.0        0.0
                                                              -----      -----
       Income (loss) before extraordinary item..........      (17.7)      (5.2)
       Extraordinary item...............................        0.0        0.7
                                                              -----      -----
       Net loss.........................................      (17.7)      (4.5)
                                                              =====      =====

Sales based on product type are defined and detailed below:

  Magazines/Periodicals - Consists of miscellaneous information published on a fixed schedule. Generally informational versus product oriented.

  Catalogues/Directories - Consists of product information or a sales publications (college class schedules, merchandise listings) and organizational or geographic directories. Generally published semi-monthly or quarterly.

  Inserts/Coupons - Advertisement included in a publication.

  General Commercial and Advertising - Commercial and/or advertising products and marketing mailers such as brochures, fliers and other one to sixteen page products. The product is usually distributed or mailed separately.

  Business Forms - Forms used internally by another business or organization.

  Direct Mail - Products for direct mail promotions.

                           SALES BY CATEGORY (000'S)
                             QUARTERS ENDED JUNE 30

                                             1998         1997       VARIANCE
                                           --------     --------     --------
Magazines/Periodicals                      $ 1,959      $ 2,451      $  (492)
Catalogues/Directories                         854          922          (68)
Inserts/Coupons                                747          435          312
General Commercial and Advertising             434          826         (392)
Business Forms                                  97           25           72
Direct Mail                                     71           39           32
                                           --------     --------     --------
                                           $ 4,162      $ 4,698      $  (536)

Sales decreased $536,000 and 11% to $4.2 million as compared to the same period of the prior year primarily due to a decrease in magazine/periodicals and general commercial product sales, partially mitigated by an increase in the sale of insert/coupon product services. The $492,000 decrease in magazine/periodical sales is due primarily to the loss of two customers, sales to which totaled $180,000 in the current quarter as compared to $795,000 in the same quarter of the comparable year. The decrease in general commercial product services reflects a decrease in sales volume to small customers (those with quarterly sales of less than $10,000) and the loss of two large customers totaling $208,000 in sales in the prior year and zero in the current quarter. These products tend to be fillers, with sales dependent somewhat on available press time, not supported by long-term contracts and generally price sensitive. Sales in this category are difficult to predict. The increase in inserts/coupon sales is due primarily to an increase in production of newspaper inserts.

Gross profit decreased 32% to $384,000 and 9.2% of net sales as compared to
$566,000 and 12.1% of net sales in the prior comparable period.   The primary
cause of the gross profit margin decrease is an increase in labor as a percent of net sales to 24.4% in the current quarter as compared to 21.5% in the comparable prior quarter. Actual labor costs remained flat at $1 million. The labor margin decrease reflects the maintenance of a core production labor force during the period of decreased sales experienced in the current quarter. Excluding labor, cost of sales was $2.8 million and 66.4% of net sales in the current period as compared to $3.1 million and 66.4% in the prior period. Material costs decreased $356,000 to $2.46 million and 59% of net sales as compared to $2.8 million and 59.9% in the comparable quarter. Paper costs decreased $233,000 to $1,989,000 but increased as a percent of net sales to
47.8% from 47.3% in the prior year.   Cost of materials used in production,
excluding paper, which decreased $79,000 to $278,000 and 6.7% of net sales. Costs of outside services and freight also decreased $44,000 to $190,000 and 4.5% of net sales. Other manufacturing costs, which include repairs and maintenance, plant supplies and utilities expenses, remained flat at $306,000 and 7.4% of net sales as compared to $309,000 and 6.6%.

Operating Expenses increased 34% to $916,000 and 22.0% of net sales as compared to $683,000 and 14.5% of net sales in the prior comparable period. The increase of $233,000 is due primarily to increases in the following: (1) Depreciation expense, which increased $95,000 due to an increase in average fixed assets of approximately $5.8 million in the current quarter as compared to the prior year's quarter; (2) Professional fees, which increased $43,000 due to the hiring of an information systems consultant, fees paid in conjunction with the replatting of the Company's vacant land and additional service fees paid in conjunction with maintaining public records; and (3) Property taxes, which increased $37,000 due to the increase of $5.8 million in fixed assets.

Loss Before Extraordinary Items increased $494,000 to a loss of $738,000 for the current quarter as compared to the same period of the prior year due to the factors described above. The increase in loss was also affected by an increase of $77,000 in interest expense in the current quarter, caused by an increase of $3.6 million in the average debt balance in the current quarter as compared to the prior year period.

Net Loss increased $529,000 to a loss of $738,000 for the current quarter. The Net Loss in the quarter ended June 30, 1997 includes a $35,000 gain on early retirement of debt relating to the acquisition of the Webworks assets.

Net Loss per share increased to $ (0.20) as compared to $ (0.07) for the comparable period of the prior year. The change in the weighted average common shares outstanding is due to the completion of an initial public offering resulting in the issuance by the Company of an additional one million shares of common stock on May 21, 1997.

Liquidity and Capital Resources:

In May 1997, the Company completed an initial public offering of common stock and common stock warrants. Proceeds of the offering, less underwriting commissions and fees and other offering expenses was $4.7 million. Proceeds were used to repay existing notes payable, to relocate the Webworks assets and for capital expenditures.

Congress Financial Corporation (Southwest) ("Congress") has provided the Company revolving credit, equipment, real estate and future capital expenditure facilities totaling $9 million, of which $4.9 million was available and drawn at June 30, 1998. The capital expenditure facility's term runs concurrently with the term of the revolving credit facility and provides financing for up to 85% of the value of the equipment purchased. These borrowings would be payable over five years or by the termination of the facilities. At June 30, 1998 the Company was not in compliance with the financial covenants required by the Congress financing agreement and had obtained a waiver of compliance from Congress for the period ended June 30,1998. The Company does not expect to return to compliance in the subsequent quarter and is negotiating with Congress for a modification of the financial covenant.

An additional real estate financing facility totaling $2.7 million from another bank was also outstanding at June 30, 1998. The indebtedness is secured by a first lien of the Company's land, building and building improvements. The borrrowing is payable in equal principal and interest payments, amortized over twenty-five years with balance due in November 2007.

During the recent quarter ended June 30, 1998, the Company realized $409,000 of cash from operating activities. This results from a loss of $300,000 in cash from operations and a $709,000 decrease in working capital required. The working capital change includes decreases in accounts receivable and inventory of $491,000 and an increase of $239,000 in trade payables and accrued liabilities. Should operating losses continue at their present rate, additional financing will be required to sustain operations.

With the exception of historical information, the matters discussed under "General Results of Operations" and "Liquidity and Capital Resources" contain forward-looking statements. There are certain important factors which could cause results to differ materially from those anticipated by some of the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with customers including, but not limited to, the Company's relationship with its significant customers, pricing pressures due to raw material cost increases, change of tax rates, change of interest rates, declining conditions in the industry, casualty to or other disruption of the Company's production facility and equipment, delays and disruptions in the shipment of the Company's raw materials and other factors that generally affect business.

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

                                        NEI WEBWORLD, INC.
                                        (Registrant)



Date: August 14, 1998                   By: /s/ William K. Daniels
                                           -------------------------------------
                                           William K. Daniels
                                           Chief Financial Officer